Form 10-Q
period 1996-03-31
USDATA CORP
filed 1996-05-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of  1934

For the quarterly period ended March 31, 1996    Commission File Number  0-25936

                               USDATA Corporation
             (Exact name of registrant as specified in its charter)

DELAWARE                                                75-2405150
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                2435 N Central Expressway, Richardson, TX, 75080
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (214) 680-9700

                        ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                        Yes   X            No
                            -----             -----

                        ------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996

            Class                                              Number of Shares
                                                                    Outstanding

Common Stock, Par Value $.01 Per Share                        11,021,354 shares



Note:  This is Page 1 of a document consisting of 13 pages.

                               USDATA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS

                                                                      Page
                                                                     Number
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                    Consolidated Balance Sheets at
                    March 31, 1996 and December 31,
                    1995                                                 3

                    Consolidated Statements of Income
                    for the Three Months Ended
                    March 31, 1996 and 1995                              4

                    Consolidated Statements of Cash Flows
                    for the Three  Months Ended
                    March 31, 1996 and 1995                              5

                    Notes to Consolidated Financial
                    Statements                                           6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           7

PART II.  OTHER INFORMATION

          Item 5.   Other Information                                   10

          Item 6.   Exhibits and Reports on Form 8-K                    10

          Signatures                                                    11

USDATA CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
- ------------------------------------------------------------------------------

                                                       March 31,   December 31,
                                                          1996         1995
                                                       ---------   ------------
ASSETS
Current Assets
  Cash and cash equivalents                            $   9,322    $    1,504
  Accounts receivable, net of allowance for
   doubtful accounts of $480 and $467,
   respectively                                            8,400         9,203
  Notes receivable from related party                          -         7,040
  Inventories                                              2,087         2,122
  Deferred income                                            267           267
  taxes
  Other current assets                                       854           706
                                                       ---------    ----------
      Total current assets                                20,930        20,842
                                                       ---------    ----------
Property and equipment, net                                2,449         2,099
Other assets                                                 732           555
      Total assets                                     $  24,111    $   23,496
                                                       =========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                     $   1,802    $    2,115
  Deferred revenue                                         2,267         2,136
  Accrued compensation and benefits                          737         1,185
  Accrued income taxes                                       252             -
  Other accrued liabilities                                  979           605
  Current portion of capital lease obligations                37            52
                                                       ---------    ----------
      Total current liabilities                            6,074         6,093
                                                       ---------    ----------

Capital lease obligations, less current portion               72            72

Stockholders' equity
  Preferred stock, par value, 2,200,000 shares
   authorized; none issued or outstanding                      -             -
  Common stock, $.01 par value, 22,000,000 shares
   authorized; 14,343,550 shares issued                      143           143
  Additional paid-in capital                              16,259        16,306
  Subscription receivable from officer                    (1,039)       (1,021)
  Retained earnings                                       14,040        13,665
  Treasury stock, 3,335,321 and 3,450,484
   shares at cost, respectively                          (11,438)      (11,762)
                                                        --------    ----------
      Total stockholders' equity                          17,965        17,331
                                                        --------    ----------
         Total liabilities and stockholders' equity     $ 24,111    $   23,496
                                                        ========    ==========

USDATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT INCOME PER COMMON SHARE DATA)
- --------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                      1996        1995
                                                     ------------------
Net sales
  Software                                           $ 6,912    $ 6,094
  Systems                                              4,089      4,272
                                                     ------------------

    Total sales                                       11,001     10,366

Cost of sales                                          2,741      2,705
                                                     ------------------

    Gross profit                                       8,260      7,661

Operating expenses
  Selling                                              5,550      4,460
  Product development                                  1,224      1,229
  General and administrative                           1,031      1,025
                                                     ------------------

    Total operating expenses                           7,805      6,714
                                                     ------------------

    Income from operations                               455        947

Interest income (expense)                                120        (61)
                                                     ------------------

In come before income taxes                              575        886

Income tax provision                                    (200)      (300)
                                                     ------------------

     Net income                                      $   375    $   586
                                                     ==================

Income per common share                                $0.03      $0.07
                                                     ==================

Weighted average number of shares outstanding         12,424      8,443
                                                     ==================

USDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                  Three months ended March 31,
                                                      1996          1995
                                                  ----------------------------

Cash flows from operating activities:
  Net Income                                          $  375        $   586
Adjustments to reconcile net income to cash flow
  from operating activities:
  Depreciation and amortization                          313            245
  Changes in operating assets and liabilities:
    Accounts receivab le                                 803           (103)
    Inventories                                           35            (19)
    Deferred income taxes                                  -              -
    Accounts payable                                    (313)           183
    Defer red revenue                                    131            101
    Accrued income taxes                                 252             40
    Other - net                                         (272)           119
                                                  ----------------------------

    Net cash provided by operating activities          1,324          1,152
                                                  ----------------------------

Cash flows from investing activities:
    Capital expenditures                                (619)          (290)
    Related party note receivable                      7,040              -
    Capitalized software development costs              (190)           (80)
                                                  ----------------------------

    Net cash provided by (used in) in
     vesting activities                                6,231           (370)
                                                  ----------------------------

Cash flow from financing activities:
    Payments on long-term debt                             -         (1,050)
    Proceeds from issuance of common shares              278             51
    Payments on capital lease obligations                (15)           (23)
                                                  ----------------------------
Net cash provided by (used in)
 financing activities                                    263         (1,022)
                                                  ----------------------------

Net increase (decrease) in cash and
 cash equivalents                                      7,818           (240)
Cash and cash equivalents, beginning of period         1,504            939
                                                  ----------------------------
Cash and cash equivalents, end of period              $9,322        $   699
                                                  ============================


                               USDATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements. These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

(B)  EARNINGS  PER SHARE
     -------------------

     Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during each period. Weighted average common and common equivalent shares include common shares, stock options and warrants using the treasury method.

     Stock options and warrants granted with exercise prices below the initial offering price during the twelve-month period preceding the initial filing date of the offering have been included in the calculation of common stock equivalents using the treasury stock method, assuming an offering price of $5.00 per share, as if they were outstanding for all periods presented.

(C)  RELATED PARTY TRANSACTIONS
     --------------------------

     Effective January 1, 1996, the Company and Safeguard Scientifics, Inc. ("Safeguard"), a stockholder of the Company, renewed an administrative services agreement whereby Safeguard provides the Company with day-to-day business and organizational strategy, legal, financial, investment management, merchant and investment banking services. The agreement provides for the payment of an administrative services fee of $30,000 per month and will expire on December 31, 1996, and will be renewable for one year terms thereafter by mutual agreement between the parties.

     In August 1995, Safeguard and the Company entered into an agreement whereby the Company would lend to Safeguard a portion of its excess cash and receive a negotiated interest rate which was higher than the rate the Company might realize by independently investing the funds, but which was less than Safeguard's cost of funds. The loan was fully repaid to the Company on March 8, 1996.

                               USDATA CORPORATION


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

     USDATA Corporation (the "Company") provides a wide range of software components, hardware systems and services, design, consulting, and maintenance support used by its customers to improve the overall productivity of their businesses and to monitor their automated processes. Specifically, the Company produces automation software tools, marketed under the name FactoryLink(R), that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with management information systems (the "Software Operations"). The Company is also engaged in the sale of automatic identification (auto ID) equipment, distributed management software and related integration services that allow remote, real-time data collection using a variety of automatic identification techniques (the "Systems Operations").

     The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes and customer support and service agreements, which are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support.
Support and service revenue represented 4% and 3% of Software Operations' net sales during the quarters ended March 31, 1996 and March 31, 1995, respectively. The System Operations' net sales are generated from sales of third-party automated data collection equipment and related repair and integration services.

     In late 1994, the Company determined that in order to increase awareness of its products, to accelerate growth, to obtain a larger share of a rapidly growing market and to position the Company for future revenue growth, it should substantially increase expenditures on sales, marketing and product development. The Company increased spending in these areas throughout 1995 and into the first quarter of 1996. As a result of these significant expenditures, which include expenditures for the development and rollout of the Company's most recent version of its FactoryLink software, FactoryLink-Enterprise Control System (ECS), earnings for the quarter ended March 31, 1996, were slightly lower than the comparable period in 1995, even though the Company had a 6.1% increase in revenue.

     In the first quarter of 1996, the Company released FactoryLink ECS for PC platforms and expects to release the product on UNIX platforms during the second quarter of 1996. FactoryLink ECS represents a significant upgrade of FactoryLink that adds important additional features, power and "ease of use" to the Company's products. Consequently, the Company expects that net sales from Software Operations will increase during 1996, and, as the Company's Software Operations generally carry a higher gross profit margin than Systems Operations, that its gross profit margins will improve. These statements are, of course, forward-looking statements and may be adversely affected by a number of important factors including market acceptance of the new product, the response of the Company's competitors (e.g. price decreases, new product introductions), the effectiveness of the Company's sales and marketing efforts and the efficiency of the Company's distribution channels.

                               USDATA CORPORATION

RESULTS OF OPERATIONS
- ---------------------
     The following table sets forth the periods indicated selected statements of income data as a percentage of net sales:

                                                        Quarter Ended
                                                          March 31,
                                                        1996    1995
                                                      ----------------
Net sales
   Software                                              62.8%   58.8%
   Systems                                               37.2    41.2
                                                      ---------------

       Total sales                                      100.0   100.0

Cost of sales                                            24.9    26.1
                                                      ---------------

       Gross profit                                      75.1    73.9

Operating expenses
   Selling                                               50.4    43.0
   Product development                                   11.1    11.9
   General and administrative                             9.4     9.9
                                                      ---------------

          Total operating expenses                       70.9    64.8
                                                      ---------------

    Income from operations                                4.2     9.1

       Interest income (expense)                          1.1    -0.6
                                                      ---------------

    Income before income taxes                            5.3%    8.5%
                                                      ===============

     Net sales for the quarter ended March 31, 1996 increased 6.1% compared to the same period in 1995. Software Operations, net sales for the quarter ended March 31, 1996 increased 13.4% compared to the same period in 1995. The increase is primarily a result of international sales growth, increased sales leads from marketing and trade show activity, larger average sales prices and the increased activity of new sales personnel. International sales represented 49.8% of Software Operations sales for the quarter ended March 31, 1996, as compared to 47.3% the same quarter last year. Systems Operations, net sales for the quarter ended March 31, 1996 decreased 4.3% compared to the same period in 1995. reflecting primarily slowdown in the overall hardware reseller industry and the turnover of sales personnel in the quarter.

     Gross profit as a percentage of net sales for the quarter ended March 31, 1996 improved to 75.1% compared to 73.9% in the comparable quarter of 1995. This is primarily due to the increased sales of the Company's software products which carry higher gross profit margins than System Operations.

                               USDATA CORPORATION

     Selling expenses increased to 50.4% of net sales for the quarter ended March 31, 1996 compared to 43.0% in the comparable period in 1995. This increase is a result of the Company's expenditures in sales seminars to promote FactoryLink ECS, advertising, international and domestic trade shows, sales collateral material, demonstration CD's, sales videos, travel and training expenses for new salespeople.

     As a percent of net sales, product development expenses for the quarter ended March 31, 1996 of 11.1% were slightly below the comparable period of 1995, at 11.9% primarily the effect of increased net sales.

     General and administrative expenses decreased to 9.4% of net sales for the quarter ended March 31, 1996 compared to 9.9% in the comparable period in 1995, as the Company leveraged its existing infrastructure to support the higher sales.

     The Company's interest income in 1996 is a result of investing the proceeds of its public offering in July 1995. Interest expense in 1995 was a result of a bank term loan which was paid off with the proceeds of the Company's public offering.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's operating activities generated $1.3 million of cash during the quarter ended March 31, 1996, primarily a result of a decrease in outstanding accounts receivable. The Company's accounts receivable balance was at a high level at the end of 1995 as a result of strong year-end sales volumes. Management anticipates that capital expenditures for 1996 will be higher than 1995 due to computer system upgrades in the product development area and the expansion of the corporate computer system and database. The outstanding principal balance plus accrued interest due to the Company from Safeguard was repaid in the first quarter of 1996.

     The Company believes cash on hand and cash generated from operations together with the existing bank line of credit will be sufficient to satisfy its operating cash needs in 1996. In addition, the Company could consider seeking additional public or private debt or equity financing or increased bank credit lines to fund future growth opportunities.

                               USDATA CORPORATION


PART II.  OTHER INFORMATION



ITEM  5.  OTHER INFORMATION

     In January 1996 as previously announced, the Company entered into a new master cooperation agreement with long-term partner AEG Schneider Automation ("ASA") during the first quarter of 1996. Under this agreement, ASA is expected to expand its purchase and resale of the Company's FactoryLink product.
Although the new agreement will not obligate ASA to meet any minimum purchase requirements, ASA will be entitled to certain volume discounts and other rights if it meets the sales targets specified in the agreement. ASA will begin purchasing products under the new agreement once the terms and conditions of certain significant subagreements are finalized, which is expected to be during the second quarter of 1996. ASA and its predecessors have been purchasing products from the Company since 1989 and, for the year ended December 31, 1995, accounted for $1,833,000 or 4% of total net sales. Purchases by ASA under the new agreement are not expected to exceed 10% of total net sales.


ITEM  6.  EXHIBITS

          (a) Exhibits (filed as part of this report).

              Number    Description
              11        Computation of Per Share Earnings
              27        Financial Data Schedule


          (b)   Reports on Form 8-K

                No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1996.

                               USDATA CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                              USDATA CORPORATION, INC.



Date:  May 5, 1996            /s/ William G. Moore, Jr.
                              ------------------------------------------
                              William G. Moore, Jr.
                              President and Chief Executive Officer


Date:  May 5, 1996            /s/ P. Michael Sullivan
                              ------------------------------------------
                              P. Michael Sullivan
                              Vice President of Finance, Chief Financial
                              Officer, Treasurer and Secretary (Principal
                              Financial and Principal Accounting Officer)