Form 10-Q/A
period 1996-03-31
USDATA CORP
filed 1996-05-15
CIK 943895

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                Quarterly Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of  1934

For the quarterly period ended March 31, 1996    Commission File Number  0-25936

                               USDATA Corporation
             (Exact name of registrant as specified in its charter)

DELAWARE                                                75-2405150
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                2435 N Central Expressway, Richardson, TX, 75080
- - --------------------------------------------------------------------------------
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

                              USDATA CORPORATION

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                         QUARTER ENDED MARCH 31, 1996

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

USDATA CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
- - ------------------------------------------------------------------------------

                                                       March 31,   December 31,
                                                          1996         1995
                                                       ---------   ------------
ASSETS
Current Assets
  Cash and cash equivalents                            $   9,322    $    1,504
  Notes receivable from related party                          -         7,040
  Accounts receivable, net of allowance for
   doubtful accounts of $480 and $467,
   respectively                                            8,400         9,203
  Inventories                                              2,087         2,122
  Deferred income                                            267           267
  taxes
  Other current assets                                       854           706
                                                       ---------    ----------
      Total current assets                                20,930        20,842
                                                       ---------    ----------
Property and equipment, net                                2,449         2,099
Other assets                                                 732           555
      Total assets                                     $  24,111    $   23,496
                                                       =========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                     $   1,802    $    2,115
  Deferred revenue                                         2,267         2,136
  Accrued compensation and benefits                          737         1,185
  Accrued income taxes                                       252             -
  Other accrued liabilities                                  979           605
  Current portion of capital lease obligations                37            52
                                                       ---------    ----------
      Total current liabilities                            6,074         6,093
                                                       ---------    ----------

Capital lease obligations, less current portion               72            72

Stockholders' equity
  Preferred stock, par value, 2,200,000 shares
   authorized; none issued or outstanding                      -             -
  Common stock, $.01 par value, 22,000,000 shares
   authorized; 14,343,550 shares issued                      143           143
  Additional paid-in capital                              16,259        16,306
  Subscription receivable from officer                    (1,039)       (1,021)
  Retained earnings                                       14,040        13,665
  Treasury stock, 3,335,321 and 3,450,484
   shares at cost, respectively                          (11,438)      (11,762)
                                                        --------    ----------
      Total stockholders' equity                          17,965        17,331
                                                        --------    ----------
         Total liabilities and stockholders' equity     $ 24,111    $   23,496
                                                        ========    ==========

USDATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT INCOME PER COMMON SHARE DATA)
- - --------------------------------------------------------------------------

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
                                                     ==================

USDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
- - --------------------------------------------------------------------------------

                                                  Three months ended March 31,
                                                      1996          1995
                                                  ----------------------------

Cash flows from operating activities:
  Net Income                                          $  375        $   586
  Adjustments to reconcile net income to cash flow
    from operating activities:
  Depreciation and amortization                          313            245
  Changes in operating assets and liabilities:
    Accounts receivable                                  803           (103)
    Inventories                                           35            (19)
    Accounts payable                                    (313)           183
    Deferred revenue                                     131            101
    Accrued income taxes                                 252             40
    Other - net                                         (272)           119
                                                  ----------------------------

    Net cash provided by operating activities          1,324          1,152
                                                  ----------------------------

Cash flows from investing activities:
    Capital expenditures                                (619)          (290)
    Related party note receivable                      7,040              -
    Capitalized software development costs              (190)           (80)
                                                  ----------------------------

    Net cash provided by (used in) in
     vesting activities                                6,231           (370)
                                                  ----------------------------

Cash flow from financing activities:
    Payments on long-term debt                             -         (1,050)
    Proceeds from issuance of common shares              278             51
    Payments on capital lease obligations                (15)           (23)
                                                  ----------------------------
Net cash provided by (used in)
 financing activities                                    263         (1,022)
                                                  ----------------------------

Net increase (decrease) in cash and
 cash equivalents                                      7,818           (240)
Cash and cash equivalents, beginning of period         1,504            939
                                                  ----------------------------
Cash and cash equivalents, end of period              $9,322        $   699
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

OVERVIEW
- - --------

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


     The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes and customer support and service agreements, which are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 11.3% and 10.5% of Software Operations' net sales during the quarters ended March 31, 1996 and March 31, 1995, respectively. The System Operations' net sales are generated from sales of third-party automated data collection equipment and related repair and integration services.

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


     In the first quarter of 1996, the Company released FactoryLink ECS for PC platforms and expects to release the product on UNIX platforms during the second quarter of 1996. FactoryLink ECS represents a significant upgrade of FactoryLink that adds important additional features, power and "ease of use" to the Company's products. Consequently, the Company expects that net sales from Software Operations will increase during 1996, and, as the Company's Software Operations generally carry a higher gross profit margin than Systems Operations, that its gross profit margins will improve. These statements are forward-looking statements and may be adversely affected by a number of factors including market acceptance of the new product, actions by the Company's competitors (e.g. price decreases, new product introductions), the effectiveness of the Company's sales and marketing efforts and the efficiency of the Company's distribution channels.

                               USDATA CORPORATION

RESULTS OF OPERATIONS
- - ---------------------
     The following table sets forth the periods indicated selected statements of income data as a percentage of net sales:

                                                        Quarter Ended
                                                          March 31,
                                                        1996    1995
                                                      ----------------
Net sales
   Software                                              62.8%   58.8%
   Systems                                               37.2    41.2
                                                      ---------------

       Total sales                                      100.0   100.0

Cost of sales                                            24.9    26.1
                                                      ---------------

       Gross profit                                      75.1    73.9

Operating expenses
   Selling                                               50.4    43.0
   Product development                                   11.1    11.9
   General and administrative                             9.4     9.9
                                                      ---------------

          Total operating expenses                       70.9    64.8
                                                      ---------------

    Income from operations                                4.2     9.1

       Interest income (expense)                          1.1    (0.6)
                                                      ---------------

    Income before income taxes                            5.3%    8.5%
                                                      ===============


     Net sales for the quarter ended March 31, 1996 increased 6.1% compared to the same period in 1995. Software Operations' net sales for the quarter ended March 31, 1996 increased 13.4% compared to the same period in 1995. The increase is primarily a result of international sales growth, increased sales leads from marketing and trade show activity, larger average sales prices and the increased activity of new sales personnel. International sales represented 49.8% of Software Operations' sales for the quarter ended March 31, 1996, as compared to 47.3% the same quarter last year. Systems Operations' net sales for the quarter ended March 31, 1996 decreased 4.3% compared to the same period in 1995 reflecting primarily a slowdown in the overall hardware reseller industry and the turnover of sales personnel in the quarter.

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


     As a percent of net sales, product development expenses for the quarter ended March 31, 1996 of 11.1% were slightly below the comparable period of 1995, at 11.9% primarily as a result of increased net sales.

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


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------


     The Company's operating activities generated $1.3 million of cash during the quarter ended March 31, 1996, primarily a result of a decrease in outstanding accounts receivable. The Company's accounts receivable balance was higher at the end of 1995 as a result of strong year-end sales volumes. Management anticipates that capital expenditures for 1996 will be higher than 1995 due to computer system upgrades in the product development area and the expansion of the corporate computer system and database. The outstanding principal balance plus accrued interest due to the Company from Safeguard was repaid in the first quarter of 1996.

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


     As previously announced, the Company entered into a new master cooperation agreement with long-term partner AEG Schneider Automation ("ASA") during the first quarter of 1996. Under this agreement, ASA is expected to expand its purchase and resale of the Company's FactoryLink product. Although the new agreement will not obligate ASA to meet any minimum purchase requirements, ASA will be entitled to certain volume discounts and other rights if it meets the sales targets specified in the agreement. ASA will begin purchasing products under the new agreement once the terms and conditions of certain significant subagreements are finalized, which is expected to be during the second quarter of 1996. ASA and its predecessors have been purchasing products from the Company since 1989 and, for the year ended December 31, 1995, accounted for $1,833,000 or approximately 4% of total net sales. Purchases by ASA under the new agreement are not expected to exceed 10% of total net sales.


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

                              USDATA CORPORATION, INC.



Date:  May 14, 1996           /s/ William G. Moore, Jr.
                              ------------------------------------------
                              William G. Moore, Jr.
                              President and Chief Executive Officer


Date:  May 14, 1996           /s/ P. Michael Sullivan
                              ------------------------------------------
                              P. Michael Sullivan
                              Vice President of Finance, Chief Financial
                              Officer, Treasurer and Secretary (Principal
                              Financial and Principal Accounting Officer)