Form 10-K/A
period 1995-12-31
USDATA CORP
filed 1996-05-17
CIK 943895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1995

                        COMMISSION FILE NUMBER  0-25936

                              USDATA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                           75-2405150
       ------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

              2435 N CENTRAL EXPRESSWAY, RICHARDSON, TEXAS, 75080
- --------------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 680-9700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK , PAR VALUE $.01 PER SHARE
                    ---------------------------------------
                               (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILLED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X     NO
                                       -----      -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT OF THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $ 76,200,000 BASED ON THE LAST REPORTED SALE PRICE OF $21.38 ON THE NASDAQ NATIONAL MARKET ON APRIL 30, 1996.

     AS OF APRIL 30, 1996, THERE WERE 11,021,354 SHARES OF COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT INTENDS TO FILE A DEFINITIVE PROXY STATEMENT PURSUANT TO REGULATION 14A WITHIN 120 DAYS OF THE END OF THE YEAR ENDED DECEMBER 31, 1995. PORTIONS OF SUCH PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                              USDATA CORPORATION
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                     FOR THE YEAR ENDED DECEMBER 31, 1995

ITEM 1.   BUSINESS


EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

Name                     Age                         Position
- -----------------------  ---  -------------------------------------------------

William G. Moore, Jr.     56  President and Chief Executive Officer
P. Michael Sullivan       42  Vice President of Finance and Chief Financial
                              Officer, Treasurer and Secretary
H. Kenneth Whitaker       43  Vice President of Product Development
Mark S. Grefer            43  Vice President of Worldwide Sales

John J. Keenan            39  Vice President of Worldwide Marketing

   William G. Moore, Jr. - Mr. Moore has been President and Chief Executive Officer and a director of the Company since December 1994. From 1990 until he joined the Company, Mr. Moore served as Chairman of The Grayson Group, a marketing and technology consulting company that he founded. Prior to that time, Mr. Moore served as Chairman and Chief Executive Officer of Recognition Equipment Incorporated, Vice President and General Manager of Computer Operations for The Perkin-Elmer Corporation and President of Infoton, a Boston-based computer terminal company. He has also held management positions in sales, marketing and technical systems with firms such as Inforex, Inc. and Bell Laboratories.

   P. Michael Sullivan - Mr. Sullivan has served in various capacities with the Company since 1978. Prior to his service as Vice President of Finance, Treasurer and Secretary, Mr. Sullivan served as Controller of the Company.

   H. Kenneth Whitaker - Mr. Whitaker joined the Company and has served as Vice President of Product Development since October 1993. Mr. Whitaker also served as Vice President of Operations from October 1993 to January 1996. From March 1990 to October 1993, Mr. Whitaker served as Vice President, Applications Development for A. C. Neilsen Marketing Research. Prior to that time, Mr. Whitaker served as Vice President, Research and Development for Software Publishing Corporation.

  Mark S. Grefer - Mr. Grefer joined the Company in May 1995 and has served as Vice President of Worldwide Sales since that time. From June 1989 to May 1995, Mr. Grefer was employed at Convex Computer Corporation, most recently as Regional Manager. From 1985 to 1989, Mr. Grefer was employed by Gould Computer Systems as National Accounts Manager and from 1981 to 1985, he served as Sales Representative and Market Analyst for Scientific Systems Services.

   John J. Keenan - Mr. Keenan joined the Company in February 1995 and has served as Vice President of Worldwide Marketing since that time. From September 1988 to February 1995, Mr. Keenan was employed at Oracle Corporation, most recently as Director, Global Accounts Program. From 1980 to 1988, he was with Computer Language Research in a variety of sales and sales management positions.

                                   PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(c)  Exhibits

     Exhibit No.         Description
     -----------         -----------

        3.1  Certificate of Incorporation of the Company.*
        3.2  By-laws of the Company.*
        4.1  Specimen stock certificate representing the Common Stock.***
       10.1  1982 Incentive Stock Option Plan.*
       10.2  1992 Incentive and Nonstatutory Option Plan.*
       10.3  1994 Equity Compensation Plan, as amended.*
       10.4 Office Lease Agreement, dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*
       10.5  Full Service Distributor Agreement, dated as of June 1,
             1991, by and between the Company and Printronix, Inc.*
       10.6 Vendor Purchase Agreement by and between United States Data Corporation and Modicon, Inc.***
       10.8 Promissory Note, dated February 20, 1995, by William G. Moore, Jr. to the Company.*
       10.9 Administrative Services Agreement between Safeguard Scientifics, Inc. and the Company.***
       11.1  Statement regarding computation of earnings per share****
       21.1  Subsidiaries of the Registrant.*
       23.1  Consent of Price Waterhouse LLP.****
       24.1  Power of Attorney.****

- ------------
* Filed on April 12, 1995 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
** Filed on June 1, 1995 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
*** Filed on June 15, 1995 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
**** Filed on March 30, 1996 as an exhibit to the Company's Annual Report on
     Form 10-K for the year ended December 31, 1995 (File No. 0-25936) and incorporated by reference herein.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 3rd day of May, 1996.

                                                USDATA Corporation

                                                By: /s/ P. Michael Sullivan
                                                    -------------------------
                                                P. Michael Sullivan
                                                Vice President of Finance and
                                                Chief Financial Officer,
                                                Treasurer and Secretary

                       POWER OF ATTORNEY AND SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed by the following persons in the capacities and on the dates indicated.

Signatures

        *                  Chairman of the Board                May 3, 1996
- -------------------------
Arthur R. Spector

        *                  President, Chief Executive           May 3, 1996
- -------------------------  Officer and Director (Principal
William G. Moore Jr.       Executive Officer)


/s/ P. Michael Sullivan    Vice President of Finance and        May 3, 1996
- -------------------------  Chief Financial Officer, Treasurer
P. Michael Sullivan        and Secretary (Principal Financial
                           and Accounting Officer)


        *                  Director                             May 3, 1996
- -------------------------
Gary J. Anderson, M.D.

        *                  Director                             May 3, 1996
- -------------------------
James W. Dixon

        *                  Director                             May 3, 1996
- -------------------------
Jack L. Messman

        *                  Director                             May 3, 1996
- -------------------------
Bob B. Midyett, Jr.

        *                  Director                             May 3, 1996
- -------------------------
Charles A. Root

        *                  Director                             May 3, 1996
- -------------------------
Max D. Hopper


* By: /s/ P. Michael Sullivan
      -----------------------
      P. Michael Sullivan
      Attorney-in-Fact

                                 EXHIBIT INDEX


Exhibit No.   Description                                             Page No.
- -----------   -----------                                             --------

     3.1      Certificate of Incorporation of the Company.*
     3.2      By-laws of the Company.*
     4.1      Specimen stock certificate representing the Common Stock.***
    10.1      1982 Incentive Stock Option Plan.*
    10.2      1992 Incentive and Nonstatutory Option Plan.*
    10.3      1994 Equity Compensation Plan, as amended.*
    10.4 Office Lease Agreement, dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*
    10.5      Full Service Distributor Agreement, dated as of June 1,
              1991, by and between the Company and Printronix, Inc.*
    10.6 Vendor Purchase Agreement by and between United States Data Corporation and Modicon, Inc.***
    10.8 Promissory Note, dated February 20, 1995, by William G. Moore, Jr. to the Company.*
    10.9 Administrative Services Agreement between Safeguard Scientifics, Inc. and the Company.***
    11.1      Statement regarding computation of earnings per share****
    21.1      Subsidiaries of the Registrant.*
    23.1      Consent of Price Waterhouse LLP.****
    24.1      Power of Attorney.****

- ------------
* Filed on April 12, 1995 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
** Filed on June 1, 1995 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
*** Filed on June 15, 1995 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
**** Filed on March 30, 1996 as an exhibit to the Company's Annual Report on
     Form 10-K for the year ended December 31, 1995 (File No. 0-25936) and incorporated by reference herein.