Form 10-Q
period 1996-06-30
USDATA CORP
filed 1996-08-14
CIK 943895

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996      Commission File Number 0-25936

                              USDATA Corporation
            (Exact name of registrant as specified in its charter)

          DELAWARE                                               75-2405152
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               2435 N Central Expressway, Richardson, TX, 75080
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

Registrants telephone number, including area code:  (214) 680-9700

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                Yes   X                                 No
                    -----                                  -----
                             --------------------

Indicate the number of shares outstanding of each of the issuers classes of common stock as of July 30, 1996:

               Class                                            Number of Shares
                                                                     Outstanding

Common Stock, Par Value $.01 Per Share                         11,036,479 shares




             This is Page 1 of a document consisting of 26 pages.
                     The exhibit index appears on page 12.

                              USDATA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                    Consolidated Balance Sheets at
                    June 30, 1996 and December 31, 1995                      3

                    Consolidated Statements of Income
                    for the Three and Six Months Ended
                    June 30, 1996 and 1995                                   4

                    Consolidated Statements of Cash Flows
                    for the Six  Months Ended
                    June 30, 1996 and 1995                                   5

                    Notes to Consolidated Financial
                    Statements                                               6

          Item 2.   Managements Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                               7

PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders     10

          Item 6.   Exhibits and Reports on Form 8-K                        10

          Signatures                                                        11

USDATA CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

                                                        June 30,  December 31,
                                                        --------  ------------
                                                          1996        1995
                                                        --------    --------
ASSETS
- ------
Current Assets
  Cash and cash equivalents                             $  6,468    $  1,504
  Accounts receivable, net of allowance for doubtful
   accounts of $397 and $467, respectively                 8,119       9,203
  Notes receivable from related party                          -       7,040
  Inventories                                              2,061       2,122
  Deferred income taxes                                      267         267
  Other current assets                                     1,811         706
                                                        --------    --------

    Total current assets                                  18,726      20,842
                                                        --------    --------

Property and equipment, net                                2,783       2,099
Other assets                                                 890         555
                                                        --------    --------
    Total assets                                        $ 22,399    $ 23,496
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $  1,133    $  2,115
  Deferred revenue                                         2,126       2,136
  Accrued compensation and benefits                          560       1,185
  Other accrued liabilities                                  372         605
  Current portion of capital lease obligations                94         124
                                                        --------    --------

    Total current liabilities                              4,285       6,165
                                                        --------    --------

Stockholders' equity
  Preferred stock, $.01 par value,
   2,200,000 shares authorized; none
   issued or outstanding                                       -           -
  Common stock, $.01 par value,
    22,000,000 shares authorized;
    14,343,550 shares issued                                 143         143
  Additional paid-in capital                              16,272      16,306
  Subscription receivable from officer                    (1,058)     (1,021)
  Retained earnings                                       14,109      13,665
  Treasury stock, 3,307,821 and
    3,450,484 shares at cost, respectively               (11,352)    (11,762)
                                                        --------    --------

    Total stockholders' equity                            18,114      17,331
                                                        --------    --------

       Total liabilities and stockholders' equity       $ 22,399    $ 23,496
                                                        ========    ========

See accompanying notes to consolidated financial statements

USDATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except income per common share data)
- --------------------------------------------------------------------------------


                                                   Three Months Ended                Six Months Ended
                                                        June 30,                          June 30,
                                                    1996        1995                  1996       1995
                                                 ----------------------            ---------------------

Net sales
  Software                                        $  5,351    $  6,028              $ 12,263   $ 12,122
  Systems                                            4,353       5,021                 8,442      9,293
                                                  --------    --------              --------   --------

    Total sales                                      9,704      11,049                20,705     21,415

Cost of sales                                        2,698       3,202                 5,439      5,907
                                                  --------    --------              --------   --------

    Gross profit                                     7,006       7,847                15,266     15,508

Operating expenses
  Selling                                            5,332       5,063                10,882      9,523
  Product development                                1,080       1,241                 2,304      2,470
  General and administrative                           628         932                 1,659      1,957
                                                  --------    --------              --------   --------

    Total operating expenses                         7,040       7,236                14,845     13,950
                                                  --------    --------              --------   --------

Income from operations                                 (34)        611                   421      1,558

    Interest income (expense)                          117         (72)                  237       (133)
                                                  --------    --------              --------   --------

Income (loss) before income taxes                       83         539                   658      1,425

Income tax provision                                    14         183                   214        483
                                                  --------    --------              --------   --------

     Net income                                   $     69    $    356              $    444   $    942
                                                  ========    ========              ========   ========

Income per common share                           $    .01    $    .04              $    .04   $    .11
                                                  ========    ========              ========   ========

Weighted average number of shares outstanding       12,482       8,978                12,455      8,663
                                                  ========    ========              ========   ========

See accompanying notes to consolidated financial statements.

USDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                        Six months ended June 30,
                                                          1996             1995
                                                        -------------------------

Cash flows from operating activities:
  Net Income                                            $   444           $   942
Adjustments to reconcile net income to cash flow
  from operating activities:
  Depreciation and amortization                             665               493
  Changes in operating assets and liabilities:
    Accounts receivable                                   1,084              (998)
    Inventories                                              61              (242)
    Accounts payable                                       (982)              893
    Deferred revenue                                        (10)               20
    Accrued liabilities                                    (858)              (72)
    Other - net                                          (1,148)              266
                                                        -------           -------

    Net cash provided by (used in) operating activities    (744)            1,302
                                                        -------           -------


Cash flows from investing activities:
  Capital expenditures                                   (1,241)             (778)
  Repayment of related party note receivable              7,040                 -
  Capitalized software development costs                   (437)             (160)
                                                        -------           -------

  Net cash provided by (used in) investing activities     5,362              (938)
                                                        -------           -------

Cash flow from financing activities:
  Payments on long-term debt                                  -            (1,300)
  Proceeds from issuance of common shares                   376                99
  Payments on capital lease obligations                     (30)              (37)
                                                        -------           -------

    Net cash provided by (used in) activities               346            (1,238)
                                                        -------           -------

Net increase (decrease) in cash and cash equivalents      4,964              (874)

Cash and cash equivalents, beginning of period            1,504               939
                                                        -------           -------

Cash and cash equivalents, end of period                $ 6,468           $    65
                                                        =======           =======


See accompanying notes to consolidated financial statements.

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

          Stock options and warrants granted with exercise prices below the initial public offering price during the twelve-month period preceding the initial filing date of the offering (June 16, 1995) have been included in the calculation of common stock equivalents using the treasury stock method, assuming an offering price of $5.00 per share, as if they were outstanding for all periods presented.

(C)       RELATED PARTY TRANSACTIONS
          --------------------------

          Effective January 1, 1996, the Company and Safeguard Scientifics, Inc. ("Safeguard"), a stockholder of the Company, renewed an administrative services agreement whereby Safeguard provides the Company with day-to-day business and organizational strategy, legal, financial, investment management, merchant and investment banking services. The agreement provides for the payment of an administrative services fee of $30,000 per month and will expire on December 31, 1996. It is renewable for one year terms thereafter by mutual agreement between the parties.

          In August 1995, Safeguard and the Company entered into an agreement whereby the Company would lend to Safeguard a portion of its excess cash and receive a negotiated interest rate which was higher than the rate the Company might realize by independently investing the funds, but which was less than Safeguard's cost of funds. The loan was fully repaid to the Company on March 8, 1996.

(D)       CREDIT ARRANGEMENTS
          -------------------
          In June 1996, the Company negotiated a $5 million line of credit which is renewed on a yearly basis with interest payable on the unpaid balance at the LIBOR rate plus 2.0%. The credit facility contains restrictions on the Company's ability to pay dividends on its common stock and also contains a number of financial covenants, including certain working capital requirements.

          During June of 1996, the Company's previous $5 million revolving facility expired and the Company entered into a new $5 million facility with a new bank. The Company does not have any borrowing under the facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
- --------

          USDATA Corporation (the "Company") provides a wide range of software components, hardware systems and services, design, consulting, and maintenance support used by its customers to improve the overall productivity of their businesses and to monitor their automated processes. Specifically, the Company produces automation software tools, marketed under the name FactoryLink(R), that enable an organizations information systems to supervise, monitor and control manufacturing and other automated processes and to interface with management information systems (the "Software Operations"). The Company is also engaged in the sale of automatic identification (auto ID) equipment, distributed management software and related integration services that allow remote, real-time data collection using a variety of automatic identification techniques (the "Systems Operations").

          The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes and customer support and service agreements. These support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 15.6% and 10.6% of Software Operations net sales during the quarters ended June 30, 1996 and June 30, 1995 respectively. The System Operations' net sales are generated from sales of third-party automated data collection equipment, warehouse management software and related repair, installation and integration services.

          In the latter part of the first quarter of 1996, the Company began marketing FactoryLink ECS for PC platforms and expects to release the product on UNIX and Sun platforms later in 1996. Although the Company had initially planned a second quarter release of the UNIX version of FactoryLink ECS, the Company decided to delay this release because of the time required to launch and support the PC platform version. FactoryLink ECS represents a significant upgrade of FactoryLink that adds important power and ease of use features to the Company's products. The Company is also finding that enterprise wide deployments of its product, which generally involve multiple sites, is producing a longer sales cycle than the traditional industry selling model of single site licenses. This longer than anticipated sales cycle, together with the delayed release of the UNIX version, were the primary reasons for the decrease in the Software Operations' net sales in the second quarter of 1996.

RESULTS OF OPERATIONS
- ---------------------
          The following table sets forth, for the periods indicated, selected statement of income data as a percentage of net sales:

                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                    1996     1995              1996      1995
                                 -------------------       --------------------

Net Sales
     Software                       55.1%    54.6%             59.2%     56.6%
     Systems                        44.9     45.4              40.8      43.4
                                   -----    -----             -----     -----

        Total sales                100.0    100.0             100.0     100.0

Cost of sales                       27.8     29.0              26.3      27.6
                                   -----    -----             -----     -----

        Gross profit                72.2     71.0              73.7      72.4

Operating expenses
     Selling                        54.9     45.8              52.6      44.5
     Product development            11.1     11.2              11.1      11.5
     General and administrative      6.5      8.4               8.0       9.1
                                   -----    -----             -----     -----

        Total operating expenses    72.5     65.4              71.7      65.1
                                   -----    -----             -----     -----

Income (loss) from operations        (.3)     5.6               2.0       7.3

     Other income and (expense)      1.2     (0.7)              1.1      (0.6)
                                   -----    -----             -----     -----

Income before income taxes           0.9%     4.9%              3.1%      6.7%
                                   =====    =====             =====     =====

          Net sales for the quarter ended June 30, 1996 decreased 12.2% compared to the same period in 1995. Software Operations' net sales for the quarter ended June 30, 1996 decreased 11.2% compared to the same period in 1995. The decrease is primarily a result of customers evaluating the new version of FactoryLink and thus postponing purchases of the older version along with the delay in the UNIX and Sun releases of FactoryLink ECS. Additionally, the Company's management and sales personnel were focusing on activities surrounding the FactoryLink ECS product release, training of a new worldwide distribution channel and marketing seminars held in conjunction with Microsoft Corporation. International sales represented 53.7% of Software Operations' net sales for the quarter ended June 30, 1996, as compared to 46.7% the same quarter last year. Systems Operations' net sales for the quarter ended June 30, 1996 decreased 13.3% compared to the same period in 1995. The decrease reflects the transition of Systems Operations' emphasis to selling its warehouse management systems, TrakLink, and the longer sales cycles associated with this product.

          Gross profit as a percentage of net sales for the quarter ended June 30, 1996 improved slightly to 72.2% compared to 71.0% in the comparable quarter of 1995. This is due to the gross profit mix of the Company's two operations. Software Operations' gross profit declined slightly as a result of an upgrade program for the Company's Enterprise Control software while the Systems Operations' had a higher gross profit due to increased sales of the Company's warehouse management software and systems consulting operations both of which carry higher gross margins.

          Selling expenses increased to 54.9% of net sales for the quarter ended June 30, 1996 compared to 45.8% in the comparable period in 1995. This increase is a result of the Company's expenditures to promote FactoryLink ECS and lower than anticipated sales. These expenditures include sales seminars throughout the U.S., advertising, international and domestic trade shows, sales collateral material, demonstration CD's, sales videos, travel and training expenses for new salespeople.

          Product development expenses as a percent of net sales for the quarter ended June 30, 1996 approximated the comparable period in 1995 but were lower in absolute dollars due to fewer developers on staff.

          General and administrative expenses decreased to 6.5% of net sales for the quarter ended June 30, 1996 compared to 8.4% in the comparable period in 1995. This decrease is due to lower travel related costs, compensation costs and facilities operating expense.

          The Company's interest income in 1996 is a result of the continued investment of the proceeds of its July 1995 public offering. Interest expense in 1995 was a result of a bank term loan which was repaid with the proceeds of the Company's public offering.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          The Company's operating activities used $744,000 of cash during the six months ended June 30, 1996, primarily a result of a decrease in outstanding accounts payable, accrued liabilities and accrued compensation and benefits partially offset by accounts receivable collections. Management anticipates that capital expenditures for 1996 will be higher than 1995 due to computer system upgrades in the product development and customer service areas and the expansion of the corporate computer system and database.

          During June of 1996, the Company's previous $5 million revolving facility expired and the Company entered into a new $5 million facility with a new bank. The Company does not have any borrowing under the facility.

          The Company believes cash on hand and cash generated from operations together with the existing bank line of credit will be sufficient to satisfy its operating cash needs in 1996. Should the business expand more rapidly than expected, the Company believes that additional bank credit facility would be available to fund operating and cash requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions.

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on May 20, 1996. At this meeting, the shareholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated April 18, 1996. One nominee named in the Proxy Statement resigned from the Board of Directors for personal reasons prior to the Annual Meeting of Shareholders. The number of votes cast were as follows:

I.        ELECTION OF DIRECTORS


                             FOR     WITHHELD
                             ---     --------

Arthur R. Spector         8,953,435     8,662
William G. Moore, Jr.     8,952,043    10,054
Gary J. Anderson, M.D.    8,953,435     8,662
James W. Dixon            8,953,435     8,662
Max D. Hopper             8,953,285     8,812
Jack L. Messman           8,953,435     8,662
Charles A. Root           8,953,435     8,662

ITEM  6.  EXHIBITS

          (a)   Exhibits (filed as part of this report).

                Number  Description
                ------  -----------

                10 Credit Agreement between United States Data Corporation and Texas Commerce Bank National Association

                11      Computation of Income Per Common Share

                27      Financial Data Schedule
                          (Edgar Version Only)

          (b)   Reports on Form 8-K

                No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                        USDATA CORPORATION, INC.




Date:  August 13, 1996                  /s/ William G. Moore, Jr.
                                        ----------------------------------------
                                        William G. Moore, Jr.
                                        President and Chief Executive Officer

Date:  August 13, 1996                  /s/ Jay B. Shipowitz
                                        ----------------------------------------
                                        Jay B. Shipowitz
                                        Vice President of Finance, Chief
                                        Financial Officer (Principal Financial
                                        and Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit  Description                                                    Page No.
- -------  -----------                                                    --------

10       Credit Agreement between United States Data Corporation            13
         and Texas Commerce Bank National Association

11       Computation of Income Per Common Share                             24

27       Financial Data Schedule                                            25
           (EDGAR Version only)