Form 10-Q
period 1996-09-30
USDATA CORP
filed 1996-11-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of  1934


For the quarterly period ended September 30, 1996    Commission File Number  0-25936

                               USDATA Corporation
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              75-2405152
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                2435 N, Central Expressway, Richardson, TX 75080
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (972) 680-9700

                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

            Yes    X                                  No
               --------                                 -------

                         -----------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

          Class                                               Number of Shares
                                                                 Outstanding

Common Stock, Par Value $.01 Per Share                           11,040,229
shares




              This is Page 1 of a document consisting of 12 pages.
                                                         --
                     The exhibit index appears on page 10.
                                                       --

                               USDATA CORPORATION
                                   FORM 10-Q
                        QUARTER ENDED September 30, 1996

                               TABLE OF CONTENTS



                                                                          Page
                                                                         Number
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements (Unaudited)


                      Consolidated Balance Sheets at                       3
                      September 30, 1996 and December 31, 1995

                      Consolidated Statements of Income                    4
                      for the Three and Nine Months Ended
                      September 30, 1996 and 1995

                      Consolidated Statements of  Cash Flows               5
                      for the Nine  Months Ended
                      September 30, 1996 and 1995

                      Notes to Consolidated Financial                      6
                      Statements

           Item 2.    Management's Discussion and Analysis                 7
                      of Financial Condition and Results of
                      Operations

PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                    10

           Signatures                                                     11


USDATA CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
-------------------------------------------------------------------------------

                                                                  September 30, 1996                  December 31, 1995
                                                                  ------------------                  -----------------
ASSETS

Current Assets
    Cash and cash equivalents                                            $     7,099                       $      1,504
    Accounts receivable, net of allowance for doubtful
     accounts of $523 and $467, respectively                                   7,369                              9,203
    Note receivable from related party                                             -                              7,040
    Inventories                                                                1,474                              2,122
    Income tax receivable                                                      1,190                                  -
    Deferred income taxes                                                        773                                267
    Other current assets                                                         862                                706
                                                                        ------------                       ------------
         Total current assets                                                 18,767                             20,842
                                                                        ------------                       ------------
Property and equipment, net                                                    3,055                              2,099
Other assets                                                                   1,156                                555
                                                                        ------------                       ------------

         Total assets                                                   $     22,978                       $     23,496
                                                                        ============                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                    $      2,574                       $      2,115
    Deferred revenue                                                           2,144                              2,136
    Accrued compensation and benefits                                            777                              1,185
    Other accrued liabilities                                                    884                                605
    Current portion of capital lease obligations                                  79                                124
                                                                        ------------                       ------------
         Total current liabilities                                             6,458                              6,165
                                                                        ------------                       ------------
 Stockholders' equity
    Preferred stock, $.01 par value, 2,200,000 shares
    authorized; none issued or outstanding                                         -                                  -
    Common stock, $.01 par value, 22,000,000 shares
       authorized; 14,343,550 shares issued                                      143                                143
    Additional paid-in capital                                                16,274                             16,306
    Subscription receivable from officer                                      (1,076)                            (1,021)
    Retained earnings                                                         12,522                             13,665
    Treasury stock, 3,304,571  and 3,450,484
        shares at cost, respectively                                         (11,343)                           (11,762)
                                                                        ------------                       ------------
         Total stockholders' equity                                           16,520                             17,331
                                                                        ------------                       ------------
                Total liabilities and stockholders'  equity             $     22,978                       $     23,496
                                                                        ============                       ============


See accompanying  notes to consolidated financial statements.

USDATA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUD ITED)
(In thousands, except income per common share data)
-------------------------------------------------------------------------------


                                                               Three Months Ended                           Nine Months Ended
                                                                  September 30,                                September 30,
                                                              1996             1995                        1996          1995
                                                      -----------------------------------          ---------------------------------

Net sales
     Software                                             $   4,807        $   5,609                  $   17,070      $  17,731
     Systems                                                  4,875            5,013                      13,317         14,306
                                                          ---------        ---------                  ----------      ---------
        Total sales                                           9,682           10,622                      30,387         32,037

Cost of sales                                                 3,922            3,381                       9,361          9,288
                                                          ---------        ---------                  ----------      ---------
        Gross profit                                          5,760            7,241                      21,026         22,749

Operating expenses
     Selling                                                  5,857            5,023                      16,739         14,546
     Product development                                      1,133            1,186                       3,437          3,656
     General and administrative                               1,158              972                       2,817          2,929
                                                          ---------        ---------                  ----------      ---------
        Total operating expenses                              8,148            7,181                      22,993         21,131
                                                          ---------        ---------                  ----------      ---------
Income (loss) from oper ations                               (2,388)              60                      (1,967)         1,618

     Interest income (expense)                                  105              116                         342            (17)
                                                          ---------        ---------                  ----------      ---------
Income (loss) before income taxes                            (2,283)             176                      (1,625)         1,601

Income tax  provision (benefit)                                (696)              63                        (482)           546
                                                          ---------        ---------                  ----------      ---------
     Net income (loss)                                   $   (1,587)         $   113                  $   (1,143)     $   1,055
                                                          =========        =========                  ==========      =========
Income (loss) per common share                           $    (0.14)         $  0.01                  $    (0.10)     $    0.11
                                                          =========        =========                  ==========      =========
Weighted average number of shares outstanding                11,037           10,998                      11,004          9,675
                                                          =========        =========                  ==========      =========



See accompanying notes to consolidated financial statements.


USDATA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------
                                                       Nine months ended September 30,
                                                            1996          1995
                                                      ---------------------------------
Cash flows from operating activities:
   Net Income (loss)                                    $   (1,143)      $   1,055
Adjustments to reconcile net income to cash flow
   from operating activities:
   Depreciation and amortization                               989             752
   Changes in operating assets and liabilities:
       Accounts receivable                                   1,834          (1,259)
       Inventories                                             648          (1,313)
       Accounts payable                                        459             671
       Deferred revenue                                          8             132
       Accrued liabilities                                    (129)            626
       Income tax receivable                                (1,190)              -
       Other - net                                            (725)           (431)
                                                        ----------       ---------
       Net cash provided by operating activities               751             233
                                                        ----------       ---------
Cash flows from investing activities:
       Capital  expenditures                                (1,819)           (908)
       Related party note receivable                         7,040          (7,041)
       Capitalized software development costs                 (719)           (260)
                                                        ----------       ---------
           Net cash provided by (used in)
             investing activities                            4,502          (8,209)
                                                        ----------       ---------
Cash flow from financing activities:
       Payments on long-term debt                                -          (4,000)
       Proceeds from issuance of common shares                 387          13,682
       Payments on capital lease obligations                   (45)            (58)
                                                        ----------       ---------
           Net cash provided by
             financing activities                              342           9,624
                                                        ----------       ---------
Net increase in cash and cash equivalents                    5,595           1,648
Cash and cash equivalents, beginning of period               1,504             939
                                                        ----------       ---------
Cash and cash equivalents, end of period                $    7,099       $   2,587
                                                        ==========       =========


See accompanying notes to consolidated financial statements.

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

(B)  Earnings  Per Share
     -------------------

     Earnings per common share were computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Weighted average common and common equivalent shares include common shares, stock options and warrants using the treasury method except when such inclusion is dilutive in effect.

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

(D)  Credit Arrangements
     -------------------

     In June 1996, the Company negotiated a $5 million line of credit which is renewed on a yearly basis with interest payable on the unpaid balance at the LIBOR rate plus 2.0%. The credit facility contains restrictions on the Company's ability to pay dividends on its common stock and also contains a number of financial covenants, including certain working capital requirements. The Company does not have any borrowing under the facility.

                               USDATA CORPORATION



ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

Overview
--------

     USDATA Corporation (the "Company") provides a wide range of software, hardware, consulting services, and technical support used by its customers to improve the overall productivity of their businesses and to monitor their automated processes. Specifically, the Company produces automation software tools, marketed under the name FactoryLink(R), that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with corporate information systems (the "Software Operations"). The Company is also engaged in the sale of automatic identification (Auto ID) equipment, warehouse management software and related integration services (the "Systems Operations").

     The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related consulting services, training classes and technical support and service agreements. These support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 12.0% and 7.8% of Software Operations' net sales during the quarters ended September 30, 1996 and September 30, 1995 respectively. The System Operations' net sales are generated from sales of third-party automated data collection equipment, warehouse management software and related repair, installation and integration services.

     In the latter part of the first quarter of 1996, the Company began marketing FactoryLink ECS for PC platforms. Although the Company had initially planned a second quarter release of the UNIX version of FactoryLink ECS, the Company decided to delay this release because of the time required to launch and support the PC platform version. The Company released the HP and Sun versions of UNIX in September 1996 and it believes that the remaining UNIX versions will be released in the fourth quarter of 1996.

     For the second consecutive quarter, revenues fell below expectation as the Company continues its transition from old to new product. The Company is finding that enterprise wide deployments of its product, which generally involve multiple sites, is producing a longer sales cycle than the traditional industry selling model of single site licenses. While both products (Windows NT and UNIX versions) have been well received by end users, system integrators and the worldwide distribution network, volume orders for FactoryLink ECS have taken longer than anticipated. The Company believes this is largely a function of a more complex decision making process by Fortune 1000 class customers.

     The Company's profitability declined during both the three and nine months ended September 30, 1996 compared to September 30, 1995 due primarily to lower Systems Operations' sales margin and increased selling and marketing expenses. The Company believes that FactoryLink ECS has been well received in the marketplace and continued to invest in selling and marketing expenses during the third quarter. The decline in profitability during the three months ended September 30, 1996 versus the comparable period in 1995 was also affected by a decrease in software sales, which carry a higher margin, as a percent of total sales.

                               USDATA CORPORATION
                               ------------------


Results of Operations
---------------------
     The following table sets forth, for the periods indicated, selected statement of income data as a percentage of net sales:

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30,
                                         1996      1995      1996     1995
                                      ------------------   ----------------
Net Sales
     Software                             49.6%     52.8%     56.2%    55.3%
     Systems                              50.4      47.2      43.8     44.7
                                      --------    ------    ------   ------

        Total sales                      100.0     100.0     100.0    100.0

Cost of sales                             40.5      31.8      30.8     29.0
                                      --------    ------    ------   ------
        Gross profit                      59.5      68.2      69.2     71.0

Operating expenses
     Selling                              60.5      47.3      55.1     45.4
     Product development                  11.7      11.2      11.3     11.4
     General and administrative           12.0       9.1       9.3      9.1
                                      --------    ------    ------   ------
        Total operating expenses          84.2      67.6      75.7     65.9
                                      --------    ------    ------   ------
Income (loss) from operations            (24.7)      0.6      (6.5)     5.1

     Interest income (expense)             1.1       1.1       1.1     (0.1)
                                      --------    ------    ------   ------
Income (loss) before income taxes        (23.6)%     1.7%     (5.4)%    5.0%
                                      ========    =======   ======   ======

    Net sales for the quarter and nine months ended September 30, 1996 decreased 8.9% and 5.2% respectively compared to the same period in 1995. Software Operations' net sales for the quarter and nine months ended September 30, 1996 decreased 14.3% and 3.7% respectively compared to the same period in 1995. The Company believes the decrease in net sales, which has occurred primarily in North America, is a result of customers evaluating the new version of FactoryLink ECS and thus postponing purchases of the older version along with the delay in the UNIX release of FactoryLink ECS. International sales represented 50.6% of Software Operations' net sales for the quarter ended September 30, 1996, as compared to 45.6% the same quarter last year. The international growth has occurred in the Pacific Rim, while sales to Europe and Latin America remained flat. Systems Operations' net sales for the quarter ended September 30, 1996 decreased 2.8% compared to the same period in 1995.

    Gross profit as a percentage of net sales for the quarter ended September 30, 1996 decreased to 59.5% compared to 68.2% in the comparable quarter of 1995. Gross profit as a percent of sales decreased for the nine months ended September 30, 1996 to 69.2% from 71.0% in 1995. The decrease in gross profit margin for the quarter was primarily attributable to lower software sales, which carry a higher margin, as a percent of total sales and lower hardware margins.

                               USDATA CORPORATION


     Selling expenses increased to 60.5% of net sales for the quarter ended September 30, 1996 compared to 47.3% in the comparable period in 1995. This increase is a result of lower sales and the continued investment and spending in selling and marketing in order to promote FactoryLink ECS. These expenditures include advertising, international and domestic trade shows, sales collateral material, demonstration CD's, sales videos, travel and training expenses for new salespeople.

     Product development expenses as a percent of net sales for the quarter ended September 30, 1996 were slightly higher at 11.7% versus 11.2% in the comparable period in 1995. The increase in expenses as a percent of sales was due to lower sales as the absolute dollars spent on product development were less due to fewer developers on staff.

     General and administrative expenses increased to 12.0% of net sales for the quarter ended September 30, 1996 compared to 9.1% in the comparable period in 1995. This increase is due to lower sales, higher travel, compensation and professional fees. For the nine months ended September 30, 1996, general and administrative costs are lower in absolute dollars than the comparable period in 1995.

     The Company's interest income in 1996 is a result of the continued investment of the proceeds of its July 1995 public offering. Interest expense in 1995 was a result of a bank term loan which was repaid with the proceeds of the Company's public offering.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities provided $751,000 of cash during the nine months ended September 30, 1996, primarily a result of decreased inventories and accounts receivable and an increase in outstanding accounts payable partially offset by an income tax receivable. Management anticipates that capital expenditures for 1996 will be higher than 1995 due to computer system upgrades in the product development and customer service areas and the expansion of the corporate computer systems and databases.

     The Company believes cash on hand and cash generated from operations together with the existing unused bank line of credit will be sufficient to satisfy its operating cash needs in 1996. Should the business expand more rapidly than expected, the Company believes that additional bank credit facility would be available to fund operating and cash requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions.

                               USDATA CORPORATION


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS

(a)       Exhibits (filed as part of this report).

          Number    Description
          ------    -----------

          11        Computation of Income Per Common Share

          27        Financial Data Schedule
                    (EDGAR Version only)

(b)       Reports on 8-K

          No reports on 8-K have been filed by the Registrant during the quarter ended September 30, 1996.

                               USDATA CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    USDATA CORPORATION, INC.




Date:  November 13, 1996            /s/ Jay B. Shipowitz
       ---------------------        ------------------------------------------
                                    Jay B. Shipowitz
                                    Vice President of Finance, Chief Financial
                                    Officer, Treasurer and Secretary (Principal
                                    Financial and Principal Accounting Officer)