Form 10-K
period 1996-12-31
USDATA CORP
filed 1997-03-31
CIK 943895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 0-25936

                              USDATA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                            75-2405152
       -----------------------------------------------------------------
          (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

              2435 N CENTRAL EXPRESSWAY, RICHARDSON, TEXAS, 75080
--------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE) REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 680-9700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK , PAR VALUE $.01 PER SHARE
                    ---------------------------------------
                                (TITLE OF CLASS)

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILLED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH REQUIREMENTS FOR THE PAST 90 DAYS. YES   X     NO
                                             ---        ---

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT OF THIS FORM 10-K. [ ]

          THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $48,580,000 BASED ON THE LAST REPORTED SALE PRICE OF $4.375 ON THE NASDAQ NATIONAL MARKET ON MARCH 24, 1997.

          AS OF MARCH 24, 1997, THERE WERE 11,104,154 SHARES OF COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

          THE REGISTRANT INTENDS to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the year ended December 31, 1996. Portions of such proxy statement are incorporated by reference into Part III of this report.

                              USDATA  CORPORATION
                                   FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996


ITEM 1.   BUSINESS

GENERAL

     USDATA Corporation (the "Company") provides a wide range of software components, hardware systems and services, design consulting and maintenance support used by its customers to improve the overall productivity of their businesses and to monitor their automated processes. The real-time information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

     The Company produces automation software tools that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with management information systems (the "Software Operations"). The Company's family of software products, marketed under the name FactoryLink(R), provides a powerful set of software tools designed for users who are technically competent but who may not be experienced software programmers.

     The Company is also engaged in the design and turnkey implementation of integrated third-party data collection systems that allow remote, real-time data collection using a variety of automatic identification ("Auto ID") techniques (the "Systems Operations"). The Company employs various technologies in its Systems Operations, including supervisory and network management software, to add value to the hardware components of its turnkey solutions.

     During the year ended December 31, 1996, the Company's Software Operations generated $ 23.9 million of net sales (or 57% of total net sales) and the Company's Systems Operations generated $ 17.8 million of net sales (or 43% of total net sales).

SOFTWARE OPERATIONS

Overview

     In its Software Operations, the Company develops, markets and supports software products for customers requiring enterprise-wide, open systems solutions for supervising, monitoring and controlling data intensive manufacturing or other automated processes. The Company's software products enable customers to develop real-time client/server computer applications that provide interactive, dynamic and graphical interfaces to a manufacturing or other automated process. These applications gather, analyze and display information about an automated manufacturing process, typically drawn from complex operating sources or from multiple sites throughout an enterprise, and enable the user to interact with and control plant-wide processes. The real-time information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

     The Company's core software product, FactoryLink, is a family of object oriented application components used to develop custom "man/machine interfaces" for the supervision and control of a broad range of automated processes. FactoryLink communicates with automation equipment, such as programmable logic controllers ("PLCs"), and provides supervisory and control functions such as monitoring, data gathering, data trending, statistical process control, alarming and reporting of real-time and historical data as well as interactive, dynamic color graphics. The following are several of the distinguishing features of
FactoryLink:

     Operating System Independence - FactoryLink's proprietary open systems
     -----------------------------
architecture enables customers to develop their own applications for specific manufacturing and process automation tasks independent of operating systems or network protocols;

     Multiple Platform Applications - FactoryLink allows customers to deploy
     ------------------------------
applications simultaneously across multiple platform systems;

     Superior Speed and Performance - FactoryLink is capable of processing in
     ------------------------------
real-time, up to 2,000,000 discrete pieces of data, or "tags," a feature that supports complex systems;

     Relational Database Management System Interfaces - FactoryLink supports the
     ------------------------------------------------
most widely used relational databases and permits simultaneous access to multiple databases from a single source;

     Object Oriented Programming - FactoryLink's proprietary reusable compound
     ---------------------------
objects, called PowerObjects which encapsulates Visual Basic and allows users to condense multiple, complex instructions into a single action and thereby to increase the user's productivity; and

     Scaleability and Ease of Use - FactoryLink ECS has virtually unlimited
     ----------------------------
scaleability and provides easy to use functionality in a multi-platform type environment.

Background and Market Demand

     As companies increasingly automate their manufacturing facilities and seek to drive costs out of their business, they have become more aware of the importance of accurate and timely data capture on the factory floor and its use in decision-making throughout the manufacturing enterprise. Manufacturers require cost-effective systems to connect the islands of information that have characterized manufacturing automation throughout the 1980s and early 1990s. In today' s market, because of rapidly advancing technologies, the proliferation of new products, consolidation and globalization of industries and the increasing need for higher productivity and quality, customers are relying on application software vendors to provide open, flexible solutions that can easily accommodate and manage these challenges.

     The Company believes that the FactoryLink software package with its real-time, open systems architecture, multi-platform and strong relational database interface capabilities is well-positioned at the supervisory control level of the automation software market. The proliferation of PLCs continues to increase the need to collect, analyze and utilize business information on a real-time basis to optimize various business processes. At the same time, with developing enterprise-wide information systems connecting divisions or other business units that develop information systems autonomously, businesses are increasingly confronted by the need to accommodate disparate operating systems or to undertake their wholesale replacement with the attendant costs and conversion risks. As corporations using disparate operating systems and technologies re-engineer their businesses, reduce staff and strive to improve cycle time characteristics, while handling ever-increasing volumes of information, the requirement for high performance, real-time, open architecture software becomes increasingly important.

     The worldwide market for real-time industrial automation software products that could be served by the Company is estimated to have been $1.6 billion in 1996, and is estimated to grow approximately 25% annually according to studies by Advanced Manufacturing Research.

Products

     The Company's core software products are its FactoryLink family of application software development tools. FactoryLink utilizes an open systems architecture made possible by the Company's patented "Open Software Bus," an innovative architecture for real-time application software. The Open Software Bus is comprised of interchangeable FactoryLink modules and a real-time database through which all modules link and communicate. Because the modules are independent of hardware and software standards, the customer's application is also insulated from changes in these underlying standards and from changes in hardware and network operating environments.

     FactoryLink - Enterprise Control System (ECS) represents a significant upgrade of FactoryLink that adds important additional features, power and "ease of use" to the Company's products. Release of FactoryLink ECS on PC platforms (Microsoft Windows environment) occurred at the end of the first quarter of 1996, and release of the product on UNIX platforms occurred in the fourth quarter of 1996. The Company also introduced ECS Lite in July 1996. ECS Lite provides scaled down systems on the Windows platforms designed to support smaller MMI and OEM applications. WebClient will be released in the second quarter of 1997. This product allows users to access and control FactoryLink servers across an intranet or the Internet.

     The FactoryLink software enables a customer to:

 . Create easy to use, real-time supervisory control applications that provide dynamic graphical representations of manufacturing and other automated processes;

 . Design, test and build an automation application without computer programming knowledge through the use of an interactive graphical interface, pull-down menus, mouse-driven, point-and-click commands and fill-in-the-blank configuration tables;

 . Develop automation applications that are portable and scaleable from low-end to high-end systems;

 . Deploy completed applications easily and economically throughout an enterprise that may use different types of computer hardware and operating systems;

 . Provide an upgrade path by allowing easy modification of applications in response to customers' changing business needs; and

 . Maintain completed applications in an efficient and cost effective manner.

     FactoryLink's architecture permits the user to pick and choose the exact functionality required for a particular application. It allows the user to design high performance, real-time systems capable of handling large amounts of data. Techniques for exception processing, message compression and high speed data transfer achieve optimal functionality under this architectural arrangement.

     In addition, FactoryLink's open systems architecture enables customers to use without modification the same FactoryLink application on a wide variety of major computer platforms, operating systems, graphical user interfaces (GUI), relational database management systems (RDBMS), networking protocols, proprietary control equipment interface standards and other underlying hardware and software. FactoryLink runs on Microsoft's, Windows 95, Windows NT, IBM's OS/2(R), and various versions of UNIX platforms such as IBM's AIX(TM), Hewlett-Packard's HP-UX(TM), Sun Solaris and DEC UNIX.

Marketing, Sales and Distribution

     The Company's sales and support organization includes a direct sales force and a corporate telemarketing group as well as authorized value-added resellers, systems integrators, original equipment manufacturers, independent software vendors and distributors worldwide that acquire licenses for the Company's products at a discount for remarketing and may provide training and consulting services to end-users. The Company's sales and support organization is therefore able to combine the resources of the direct sales and support approach with the resources, expertise and customer base of qualified third-party integrators, remarketers and distributors.

     The Company's internal sales and marketing organization for its Software Operations, consists of 88 persons as of December 31, 1996 and is based in Richardson, Texas. The Company has field sales locations in 14 other cities in the United States and in Belgium, England, Denmark, Germany (2), France (2), Italy and Singapore.

     Historically, the Company has sought to promote cooperative sales efforts and to minimize channel conflicts through a geographical team approach and a compensation system that rewards sales personnel for total sales generated by all channels in their respective territories. The Company will periodically reexamine its distribution channels in the context of targeted markets, product capabilities and support requirements.

     Through all of its sales channels, the Company seeks to attract potential customers with a solutions approach of meeting their strategic, enterprise-wide needs of supervising, monitoring and controlling their manufacturing and automated processes. The Company deploys a sales staff which can be consultative regarding enterprise wide applications and also highly technical integration services when specific integration or process jobs are being discussed.

     In support of its sales efforts, the Company conducts comprehensive marketing programs that include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communications programs. The Company sponsors user groups and user product direction committees as a source of feedback about its customers' needs. The Company also seeks to stimulate interest in FactoryLink and to keep its customers informed of advances in application development technology through demonstrations, promotional seminars, publications, technical notes and newsletters.

Customer Service

     The Company believes a high level of customer service and technical support is critical to customer satisfaction, especially since many of the Company's customers use FactoryLink to develop complex, large-scale applications on which the success of their organizations may depend. The Company has established, and intends to continue to enhance and to expand, an integrated, highly-skilled customer service and technical support organization and a worldwide base of authorized third-party trainers and consultants.

     In addition to field sales and technical support, the Company provides telephone customer service support staffed by experienced personnel who are available to answer customers' technical questions. Annual software support agreements are available to customers in various forms. Many value-added resellers and systems integrators that sell the Company's products also offer post-sale customer support. The Company also sponsors a software forum on the CompuServe on-line information service and in the first quarter of 1996 introduced a World Wide Web Site on the Internet as an efficient avenue for users to obtain and to share technical information and to communicate with each other and with the Company's technical support personnel.

     During October 1996, the Company expanded customer support offerings for FactoryLink on the Web, allowing users access to the latest software fixes, FAQ's (frequently asked questions), detailed examples and most importantly, on-line trouble shooting/problem submission. During November 1996, the Company created its first ever FactoryLink Certified Integrator Program. Charter members of this program have specific vertical market and industry expertise, established relationship with prominent hardware and software vendors and a track record of quality products and successful application implementations.

     The Company offers comprehensive training classes to customers and third-party remarketers. Training classes are offered through in-house training facilities in Richardson, Texas and in Brussels, Belgium and through its authorized training partners throughout the world. The training curriculum is a comprehensive program of application development training in a hands-on lab-based training environment. The Company can also provide on-site training when required by customers.

Customers

     Since the introduction of the FactoryLink software product in 1986, the Company has licensed more than 25,000 copies of the product worldwide for use in the chemical, oil and gas, food, beverage, public utility, pharmaceutical, pulp and paper, automotive, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. Established end-user customers include Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Hewlett-Packard Company, Michelin Tire Corporation and Nestle Food Company. In the year ended December 31, 1996, no single end-user of the Company accounted for greater than 10% of total net sales.

     Sales to foreign software clients (primarily in Europe) continue to be a significant source of revenue for the Company. For the year ended December 31, 1996, the Company realized net sales from its international operations of $12.0 million (29% of total net sales and 50% of software net sales); as compared with $11.3 million for the comparable 12 month period (25% of total net sales and 46% of software net sales). Virtually all of these international sales were of the Company's FactoryLink software products. FactoryLink was made available on February 7, 1997 for Asia and Japan including double-byte functionality supporting the large character sets of Japanese, Chinese and Korean languages. See also Note 8 to Notes to Consolidated Financial Statements for additional information on export sales.

     During 1996, the Company renewed and expanded its relationship with long-term partner AEG Schneider Automation ("ASA"). ASA and its predecessors have been purchasing a private label and OEM version of FactoryLink from the Company since 1989 and, for the year ended December 31, 1996 and 1995 accounted for $1.3 million and $1.8 million or 3% and 4%, respectively, of total net sales.

Product Innovation and Development

     The Company's current product development efforts are focused on maintaining the competitiveness of its current products, including development of future releases, improvements in the ease of use of its products and creation of new application modules and development tools. The independence of its products from underlying hardware platforms, operating systems, GUIs, RDBMSs, networks and other technologies and standards gives the Company the flexibility to evaluate a wide range of new opportunities to expand the current scope of its products. The Company believes that its future success is substantially dependent on its product innovation and development efforts, and periodic and timely upgrades to its software. The Company's product development staff currently consists of approximately 50 employees.

     During the year ended December 31, 1996 and 1995 and the ten-month fiscal year ended December 31, 1994, product development expenses related to the Company's Software Operations were approximately $ 4.6 million, $ 4.8 million and $ 3.4 million, respectively. In the year ended December 31, 1996, 1995 and the ten-month fiscal year ended December 31, 1994, the Company expended 11.0%, 10.8% and 10.1%, respectively, of its total net sales, and 19.2%, 19.5% and 18.9% of software net sales for such years, respectively, on product development. The Company anticipates that it will continue to commit substantial resources to product development in the future. See Note 1 to the Notes to Consolidated Financial Statements for additional information on how the Company accounts for such costs.

Competition

     The software markets in which the Company participates are intensely competitive and are subject to rapid changes in technology and frequent introductions of new computer platforms and software standards. As a result, the Company must continue to enhance its current products and to develop new products in a timely fashion to maintain and improve its position in this industry. The Company competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of computer platforms and operating systems, technical support and other related services, ease of product integration with third party applications software, price and performance.

     The Company competes with a number of independent software suppliers, including Intellution, owned by Emerson Electric, and publicly held Wonderware Corporation, as well as large PLC and DCS manufacturers that provide similar software along with their hardware products. Additionally, certain businesses develop these types of systems internally. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Certain of these organizations may also have greater name recognition and a larger installed product base than the Company. The Company's competitors could introduce products in the future with more features and lower prices than the Company's product offerings. These organizations could also bundle existing or new products with other products or systems to compete with the Company. As the market for industrial automation and process control software products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

SYSTEMS OPERATIONS

Overview

     In its Systems Operations, the Company markets, supports and services third-party Auto ID and data collection equipment. Auto ID is essentially the entry of data into computers without the need for manual keyboard entry. Bar coding is the predominant automatic identification technology. The equipment includes bar code printers, scanners, data terminals and related data collection devices to improve the speed and accuracy with which businesses capture data for computer input. Systems Operations also consults with customers on the options available to meet the customers' specific needs, provides technical advice on specialized applications and designs, assembles and installs complete systems on-site and provides related repair and maintenance services. Where appropriate, the Company combines its own proprietary or other third party vendor software products with associated Auto ID equipment to provide a turnkey solution to its customers.

Background and Market Demand

     Until the 1970s, distribution and materials movement transactions were manually recorded on logs, invoices and other printed forms for tracking. The use of Auto ID and data collection equipment, such as bar code scanners, has allowed businesses to automate data input, to reduce both data entry errors and manpower requirements and to link operations and staff personnel to computerized materials management and information systems on a real-time, interactive basis.

     As the use of bar code scanning products has expanded, the need for bar code labeling has also increased. Activities such as labor and material tracking, inventory and cycle counting, automatic handling and routing and shipping required labels with container-specific information such as serial, lot and order numbers. This has created the need for "demand printing" of labels. Specific and custom characteristics on individual labels distinguish demand printing applications from other bar code labeling applications. These labels become more specialized depending on the industry involved.

     Industry mandated standardization has been a major catalyst in the rapid development of the market for automatic bar code data collection solutions.

Products and Services

     The Company offers a broad selection of complementary Auto ID products and associated integration services. Rather than force fit products from a single manufacturer to meet the customer's needs, the Company attempts to unify best-of-class products from various manufacturers to deliver solutions that optimally match customer's needs. The Company provides its customers with a complete range of services including designing a package of equipment suitable to meet the customer's technical requirements and specific application, on-site assembly and installation of the system, and factory-trained and authorized maintenance and repair service for each of the major products the Company markets. During the fiscal year ended December 31, 1996, Systems Operations generated $15.5 million in net sales from the sale of hardware equipment and software and $2.3 million in net sales from services relating to the implementation, support and maintenance of such equipment.

     The primary hardware products marketed by the Systems Operations include bar code scanners, wedge decoders, portable data terminals and computers, portable radio frequency data terminals and systems (spread spectrum and narrow band), networked data terminals, bar code verifiers, radio frequency ID tags and sensors and a wide range of printers, labeling systems and software to fit all applications in the Auto ID arena. The Company also offers immediate availability of media and supplies for bar code label printing.

     The primary software product marketed by the Systems Operations is the Distribution Execution System by Software Architects ("DES"). DES is a client/server based application that tracks the movement of material and inventory in a distribution or manufacturing environment using real time transaction processing techniques.

     Services provided by the Company can include (i) consulting on the selection of a package of equipment suitable for a specific application considering both the physical layout of a system as well as the general environment in which the system will operate, together with the particular capabilities required by the customer; (ii) designing and assembling an entire system to meet a customer's specific requirements, including proprietary systems that include software developed by the Company as well as hardware; (iii) assisting in the installation of the system, including developing any required interfaces to other data processing systems; (iv) offering factory-trained and authorized maintenance and repair services for major products marketed by the Company; and (v) providing technical support, including a toll-free telephone hot line for use by customers. The Company considers this service capability to be critical in competing effectively against major equipment manufacturers. The Company's service areas include Dallas, Austin, San Antonio and Houston, Texas; Oklahoma City, Oklahoma; Little Rock, Arkansas and Detroit, Michigan.

Principal Suppliers

     The Company believes that it is not dependent on any particular supplier. The products the Company distributes are generally characterized by a large number of models manufactured by a variety of companies. The Company attempts to verify best-of-class products from various manufacturers to deliver solutions that optimally match customers' needs. Therefore, as certain suppliers have lost their technological lead to other manufacturers, the Company's supplier profile has changed accordingly.

     During the year ended December 31, 1996, the Company derived significant revenue from the sale of Zebra, Printronix and Datamax Corporation printers, Symbol and Norand RF systems, Symbol and UBI data collection terminals and Linx and Computer Identics fixed network terminals.

     Generally, the Company operates under standard non-exclusive distributor agreements with its suppliers. Through stock rotation rights and price protection agreements, the Company is able to reduce the risk of holding obsolete over-priced inventory. Stock rotation rights allow distributors to return a certain portion of their purchases in the event that the equipment does not sell. The Company has such arrangements with Symbol and Printronix. A price protection program gives the distributor a rebate on purchases during a specified prior period when the manufacturer subsequently lowers its prices. The price protection period usually covers any purchases made within the most recent 60 to 90 days prior to such a price reduction. The Company has such arrangements with Symbol, Zebra, Printronix and Datamax Corporation as well as most major suppliers.

Marketing and Sales

     The Company's sales and marketing organization for its Systems Operations consisted of 16 persons as of December 31, 1996 with field sales locations in San Jose, California; Chicago, Illinois; and Dallas, Texas. The Company generates the vast majority of its sales either from direct end-users or through various master value-added reseller agreements. The Company's sales representatives are responsible for the sale of parts, consumables, labels and other products, which provide a steady source of recurring revenue. Most of the Company's marketing efforts consist of participation in as many as 15 trade shows conducted annually in the United States. Vendors with which the Company does business provide an ongoing source of lead generation.

Customers

     Given its early history as a hardware reseller, principally of printer products, followed by its increasing focus on integrated, turnkey solutions in warehouse management applications, the Company has built a substantial customer list. In the fiscal year ended December 31, 1996, no single customer accounted for greater than 10% of total net sales.

Competition

     The Company faces competition from (i) other value-added distributors and systems integrators of Auto ID equipment, (ii) manufacturers (including certain of the Company's own suppliers) who, in some cases, sell directly to the Company's customer base and (iii) other software applications companies.

     The Company's prices may vary from that of other distributors or direct selling manufacturers based on the level of any volume commitments from large customers and the Company's assessment of the value of the services provided by the Company. The consulting and installation services that the Company provides and which differentiate it from the competition are not typically charged for separately.

     In the manufacturing, warehouse and general bar code and RF data collection markets, the Company believes that it is in the same pricing range as its competitors but is differentiated because of its consulting skills, its ability to design a customized solution and its technical support.

BACKLOG

     In its Software Operations, the Company typically ships software products within a short period of time after acceptance of purchase orders. Accordingly, the Company typically does not have a material backlog of unfilled orders for its software products, and revenues in any quarter are substantially dependent on orders booked in the quarter. Any significant weakening in customer demand would therefore have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability.

     In its Systems Operations, the Company works off manufacturers' lead times. Deliveries range from five days to 120 days. The Company's objective is to minimize lead times for its customers without financing excess stock levels or risking technological obsolescence. The Company typically ships customer orders immediately when product is available unless the customer requests shipment at a later date. The Company's backlog for its Systems Operations orders totaled approximately $.7 million as of December 31, 1996, all of which are expected to be shipped in 1997.

INTELLECTUAL PROPERTY

     The Company holds a patent in the United States covering control systems that employ the features embodied in its FactoryLink product. The Company has registered its "USDATA" and "FactoryLink" trademarks with the U.S. Patent and Trademark office, as well as in several foreign countries.

     The Company regards its software as proprietary and attempts to protect it with a combination of patent, copyright, trademark and trade secret law, license agreements, nondisclosure and other contractual provisions and technical measures. The Company requires employees to sign an agreement not to disclose trade secrets and other proprietary information.

     The Company's software products are licensed to end customers under a perpetual non-transferable, nonexclusive license that stipulates which modules can be used and how many concurrent controllers may use them. The Company relies primarily on "shrink wrap" licenses for the protection of its FactoryLink product line. A shrink wrap license agreement is a printed license agreement included with the packaged software that sets forth the terms and conditions under which the purchaser can use the product and binds the purchaser by its acceptance and purchase of the software to such terms and conditions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products.

     The Company believes that existing intellectual property laws and other protective measures afford only limited practical protection for the Company's software. Furthermore, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Shrink wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy or reverse-engineer certain portions of the Company's products or to obtain and use information that the Company regards as proprietary.

     While the Company's competitive position could be threatened by its inability to protect its proprietary information, the Company believes that, because of the rapid pace of innovation within its industry, factors such as the technological and creative skills of the Company's personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections available for its technology.

     As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs could increasingly become the subject of infringement claims. Although the Company's products have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to use the intellectual property rights of such parties. In addition, there can be no assurance that such a license would be available on reasonable terms or at all.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 232 full-time employees. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified. The following persons were executive officers of the Company at March 31, 1997:


Name                 Age   Position
--------------------------------------------------------------------------------
Bill E. Newell       57    Acting President and Chief Executive Officer
Jay B. Shipowitz     34    Sr. Vice President of Finance and Administration, CFO
H. Kenneth Whitaker  44    Sr. Vice President of Product Development
Mark S. Grefer       44    Sr. Vice President of Worldwide Sales

   Bill E. Newell - Mr. Newell joined the Company in March of 1997 as Acting President and Chief Executive Officer. Mr. Newell has also served as a Vice President of Safeguard Scientifics, Inc. since November 1996. From September 1993 through October 1996, Mr. Newell served as President and Chief Executive Officer of another Safeguard partnership company, Micro Dynamics, Ltd. Micro Dynamics, a developer of document management and imaging software, was recently merged into FormMaker Software, Inc., a document automation software company. Prior to his service at Micro Dynamics, Mr. Newell served as a Vice President of Danka Industries, from June 1992 to September 1993 and as President and Chief Executive Officer of Husky Computers, Inc. from February 1990 to June 1992.

   Jay B. Shipowitz, - Mr. Shipowitz joined the Company in July 1996 as Vice President of Finance, Chief Financial Officer. He was promoted to Senior Vice President of Finance and Administration in March of 1997. From July 1993 until he joined the Company, Mr. Shipowitz was Vice President of Finance and Administration and CFO for Westinghouse Security Systems, Inc. From 1987 to 1993, Mr. Shipowitz worked at Price Waterhouse in Baltimore, Maryland, in various positions, the last of which he was senior manager. From 1985 to 1987, Mr. Shipowitz worked at KPMG Peat Marwick in Greensboro, NC, in various positions, the last of which was senior accountant.

   H. Kenneth Whitaker - Mr. Whitaker joined the Company and has served as Vice President of Product Development since October 1993. He was promoted to Senior Vice President in March of 1997. Mr. Whitaker also served as Vice President of Operations from October 1993 to January 1996. From March 1990 to October 1993, Mr. Whitaker served as Vice President, Applications Development for A. C. Neilsen Marketing Research. Prior to that time, Mr. Whitaker served as Vice President, Research and Development for Software Publishing Corporation.

   Mark S. Grefer - Mr. Grefer joined the Company in May 1995 as Vice President of Worldwide Sales. He was promoted to Senior Vice President in March of 1997. From June 1989 to May 1995, Mr. Grefer was employed at Convex Computer Corporation, most recently as Regional Manager. From 1985 to 1989, Mr. Grefer was employed by Gould Computer Systems as National Accounts Manager and from 1981 to 1985, he served as Sales Representative and Market Analyst for Scientific Systems Services.

ITEM 2.   PROPERTIES

     The Company leases approximately 65,000 square feet of office space and 7,600 square feet of warehouse and depot repair space in Richardson, Texas. The lease agreement with respect to the office space expires in 2000, and the lease agreement with respect to the warehouse space expires in 1998. The Company leases additional office space in major cities in the United States and in Europe. The Company considers its leased real property adequate for its current and reasonably foreseeable needs. The Company believes that suitable additional or alternative space will be available as needed to accommodate the expansion of corporate operations and additional sales offices.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various legal actions incidental to the normal conduct of its business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share (the "Common Stock"), has been listed on the Nasdaq National Market since June 16, 1995, under the symbol "USDC". The following table sets forth, on a per share basis for the periods shown, the range of high and low closing prices of the Company's Common Stock compiled from published sources:


                               High            Low
                               -----          -----
     1996:
     Fourth Quarter            11.50           5.50
     Third Quarter             19.00           9.50
     Second Quarter            24.75          17.00
     First Quarter             18.50          14.50

     1995:                     High           Low
                               -----          -----
     Fourth Quarter            24.00          13.50
     Third Quarter             24.25          14.00

     As of December 31, 1996, there were approximately 5,400 beneficial holders of record of the Company's Common Stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses or clearing agencies but include each such brokerage house or clearing agency as one stockholder).

DIVIDEND POLICY

     To date, the Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things, the Company's results of operations, capital requirements, restrictions in loan agreements and financial condition and on such other factors as the Company's Board of Directors may, in its discretion, consider relevant. The Company's bank credit facility currently contains restrictions on dividends.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the financial statements and notes included herein.







                                                                           Ten Month
                                                                          Fiscal Year
                                               Years Ended December 31,      Ended      Years Ended February 28,
                                              --------------------------  December 31, --------------------------
                                                 1996           1995          1994          1994          1993
                                            -----------------------------------------------------------------------
STATEMENT OF INCOME
(In thousands, except income per
common share)

Net sales
     Software                                   $23,885        $24,407       $18,019        $18,240       $16,661
     Systems                                     17,838         19,960        15,870         18,865        16,177
                                                -------        -------       -------        -------       -------

           Total net sales                       41,723         44,367        33,889         37,105        32,838

Gross profit                                     29,100         31,196        23,406         24,787        22,566

Income (loss) before income taxes and
cumulative effect of accounting change           (1,613)         2,503         3,958          4,223            59


Net income (loss)                                (1,056)         1,626         2,689          3,204           149

Income (loss) per share                         $ (0.10)       $  0.16       $  0.24        $  0.27       $  0.01


BALANCE SHEET DATA     (at period end)
(in thousands)

Working capital                                 $12,721        $14,789       $ 3,227        $ 8,142       $ 4,932

Total assets                                     25,053         23,608        11,550         14,664        11,172

Long term debt, incl. current portion                 -              -         4,000              -           539

Shareholders equity                             $16,648        $17,331       $ 2,024        $ 9,856       $ 6,552


Effective March 1, 1994, the Company changed its fiscal year-end from February 28 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW

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

     The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related consulting services, training classes and technical support and service agreements. These support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 9.5%, 7.0% and 5.4% of Software Operations' net sales during the years ended December 31, 1996, 1995 and the ten month fiscal year ended December 31, 1994, respectively. The System Operations' net sales are generated from sales of third-party automated data collection equipment, warehouse management software and related repair, installation and integration services.

     In the first quarter of 1996, the Company began marketing FactoryLink ECS for PC platforms. Although the Company had initially planned a second quarter release of the UNIX version of FactoryLink ECS, the Company decided to delay this release because of the time required to launch and support the PC platform version. The Company released the HP and Sun versions of UNIX in the third quarter of 1996 and released the remaining UNIX versions in the fourth quarter of 1996.

     The Company employs multiple channels of distribution which combine the Company's direct sales and support resources with qualified third-party remarketers. The Company currently has 14 sales locations in the United States. The Company also sells internationally through nine field locations and a network of distributors and value added-resellers. Export sales are a significant element of the Company's activities and, in the year ended December 31, 1996, 1995 and the ten-month fiscal year ended December 31, 1994, represented 29%, 25% and 21%, respectively, of total net sales.

     Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties. Potential risks and uncertainties include market responses to pricing actions and promotional programs, continued competitive factors and pricing pressures, changes in product mix, the timely development and acceptance of new products, and inventory risks due to shifts in market demand.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of income data as a percentage of net sales:



                                                                          Ten Month
                                                                            Fiscal
                                                                             Year
                                               Years Ended December 31,     Ended
                                               ------------------------  December 31,
                                                 1996          1995          1994
                                               --------------------------------------
Net sales
    Software                                     57.2%         55.0%         53.2%
    Systems                                      42.8          45.0          46.8
                                               ------        ------        ------

        Total sales                             100.0         100.0         100.0


Cost of sales                                    30.3          29.7          30.9
                                               ------        ------        ------

Gross profit                                     69.7          70.3          69.1

Operating expenses
    Selling                                      54.1          45.8          39.4
    Product development                          11.0          10.7          10.1
    General and administrative                    9.5           8.5           6.3
    Stock compensation                            0.0           0.0           1.8
                                               ------        ------        ------

        Total operating expenses                 74.6          65.0          57.6
                                               ------        ------        ------


Income (loss) from operations                    (4.9)          5.3          11.5

Interest income                                   1.1           0.3           0.2
                                               ------        ------        ------

Income (loss) before income taxes                (3.8)%         5.6%         11.7%
                                               ======        ======        ======

     Effective March 1, 1994, the Company changed its fiscal year-end from February 28 to December 31. As a result, the comparison of the year ended December 31, 1995 to the ten-month fiscal year ended December 31, 1994 is not meaningful on an absolute dollar basis.

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Net sales for 1996 were $41.7 million, a decrease of $2.6 million or 6.0% compared to 1995. Software sales and Systems sales were lower by $.5 million and $2.1 million respectively. The overall decline in software revenues from 1995 to 1996 was caused by the introduction and customer evaluation of FactoryLink ECS. In the latter part of the first quarter of 1996, the Company began marketing FactoryLink ECS (FLECS) for PC platforms and released the product on UNIX and Sun platforms in the fourth quarter of 1996. During the second and third quarters of 1996, the Company experienced significant declines in software revenue while sales personnel and the distribution network were trained on the new product. Current and potential customers delayed new purchases of older versions while evaluating the new product.

     Systems sales declined during 1996 due to turnover of sales personnel during 1996, a slowdown in the overall hardware reseller industry and increased competition in the auto identification, bar code scanners and the printer business.

     Gross profit declined slightly from 70.3% in 1995 to 69.7% in 1996. While software net sales increased to 57.2% from 55.0% of total net sales in 1996, the increase, with the associated higher gross margin, was offset by lower margin, more competitively priced systems' sales. Additionally, the Company expects continued pressures on systems' margins as the business becomes more competitive.

     Selling expenses as percent of sales increased to 54.1% in 1996 from 45.8% in 1995 or $2.3 million. The higher costs were incurred to increase the awareness of the Company's product including the promotion of FactoryLink ECS in anticipation of increased sales. These expenditures included advertising, international and domestic trade shows, demonstration CD's, sales collateral material, seminars and travel and training expenses for new sales people. Additionally, as discussed previously, the Company experienced lower than anticipated net sales from both Software and Systems.

     Product development expenses (exclusive of capitalized software development cost), which consist primarily of labor costs, decreased $.2 million or 4% in 1996 compared to 1995. Actual product development expenditures including capitalized software development costs of $884 in 1996 and $524 in 1995, increased $.2 million or 4% in 1996 compared to 1995. The increase in absolute dollars is primarily due to the development efforts on FactoryLink ECS, in both the PC and UNIX platforms as well as the translation of FLECS into French and German languages.

     General and administrative costs increased $.2 million or 5% in 1996 compared to 1995. As a percent of sales, general and administrative increased to 9.5% in 1996 versus 8.5% in 1995. The increase over 1995 is primarily attributable to higher travel, compensation and professional fees. The increase as a percent of sales is due to the increased expenses noted above and lower than anticipated net sales.

     The Company experienced a loss from operations of $2.1 million in 1996 versus income from operations of $2.3 million in 1995. The loss was primarily generated by $2.1 million lower gross profit due to lower overall net sales and decreased gross margins, particularly in the Systems operations, and $2.3 million higher selling expenses.

TWELVE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO TEN MONTHS ENDED DECEMBER 31, 1994

     If the year ended December 31, 1995 were compared with the comparable twelve month period in 1994, sales would have increased 11.3% to $44.4 million in 1995 from $39.9 million in 1994. Software Operations sales increased 15.7% during this period, principally as a result of increased sales of the Company's FactoryLink product. These increases were a result of new software releases in the year, expanded sales and marketing efforts, increased revenue from support services and growth in the overall market for the Company's products. Systems Operations sales increased 6.0% reflecting increased demand for the Company's full line of Auto ID products, particularly the radio frequency data collection devices.

     Gross profit as a percentage of sales improved to 70.3% for the year ended December 31, 1995 compared to 69.1% for the ten-month fiscal year ended December 31, 1994. The improvement reflects the increased level, as a percentage of total net sales, of Software Operations sales, which carry a higher gross profit than Systems Operations sales.

     Selling expenses as a percentage of sales increased to 45.8% for the year ended December 31, 1995 from 39.4% for the ten-month fiscal year ended December 31, 1994. The higher costs were incurred to significantly increase awareness of the Company's products and include, among other costs, hiring and training new salespeople, opening new sales locations in the U.S. and Europe, advertising in trade publications, participating in more trade shows and expenditures on corporate marketing and communications resources.

     Product development expenses increased as a percentage of sales to 10.7% for the year ended December 31, 1995 from 10.1% for the ten-month fiscal year ended December 31, 1994. Product development efforts in the year ended December 31, 1995 were directed to development of FactoryLink "ease of use" enhancements, network connectivity, additional power and object oriented development. For the year ended December 31, 1995, the Company capitalized $ 524,000 in software development costs.

     General and administrative expenses as a percentage of net sales increased from 6.3% for the ten-month fiscal year ended December 31, 1994 to 8.5% for the year ended December 31, 1995. The increase reflects additions to the Company's management and executive staff, the execution of an administrative services agreement with Safeguard Scientifics Inc. ("Safeguard"), a consulting agreement with one of the Company's major stockholders and the expansion and upgrade of the Company's corporate data processing center.

     The Company's effective tax rate was 35.0% for the year ended December 31, 1995 compared to 32.1% for the ten-month fiscal year ended December 31,1994, primarily due to lower federal research and development tax credits in the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its public offering of common stock in 1995, the Company had financed its operations through a combination of cash flow from operations, bank lines of credit and private equity financing. In the third quarter of 1995, the Company received $13.6 million of net proceeds from an initial public offering of 2,926,180 shares of its common stock. The Company used a portion of the proceeds for repayment of notes payable and for capital expenditures, principally for computer equipment. The Company anticipates that capital expenditures will be approximately $2.0 million in 1997, due to continued expansion of facilities, equipment, software and computer upgrades in product development, sales and marketing. During the year ended December 31, 1996, the Company continued to invest in software development projects resulting in $.9 million of software capitalization.

     For the year ended December 31, 1996, operating activities provided $572,000 of cash. Inventories decreased due to more aggressive inventory management. Deferred revenue increased as the Company sold more customer support contracts which are typically paid for annually, in advance of service. The Company's accounts payable increased as it better managed its daily cash receipts and payments. Additionally, the Company overpaid income taxes in the first and second quarter of 1996. The Company expects to receive a refund of $1.1 million during the first quarter of 1997. During 1996, the Company received $3.9 million of cash from investing activities, including $7.0 million repaid from Safeguard (discussed below) offset by $2.2 million of capital expenditures and $.9 million of capitalized software development costs. Also during 1996, the Company received $.4 million from financing activities, primarily related to the exercise of stock options offset slightly by payments on capital lease obligations.

     In connection with the 1994 Stock Purchase, the Company negotiated a $15.0 million bank credit facility, comprised of a $10.0 million term loan and a $5.0 million revolving line of credit. During 1994, the Company used the term loan and existing cash balances to fund the repurchase of $11.8 million of the Company's Common Stock. The Company repaid $6.0 million of the term loan late in 1994. The remaining balance under the term loan was repaid in full with proceeds from the Company's initial public offering. No amounts have been drawn down on the revolving line of credit. The $5.0 million revolving line of credit expired in June 1996. The Company renewed the facility with a new bank in June 1996. The Company did not have any borrowings under either facility during 1996.

     In 1995, the Company lent a portion of its excess cash to its affiliate, Safeguard, and obtained a rate of interest which was higher than the rate the Company could have realized from independently investing the funds. The loan accrued interest at a rate equal to Safeguard's effective borrowing rate less one percent. The outstanding principal balance plus accrued interest as of December 31, 1995 was $ 7.0 million, which amount was repaid to the Company in the first quarter of 1996.

     The Company currently anticipates that its available cash, together with cash generated from operations and availability under its unused $5 million bank revolving credit facility will be sufficient to satisfy its operating cash needs in 1997. Should the business expand more rapidly than expected, the Company believes that an additional bank credit facility would be available to fund operating and capital requirements. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Report of Independent Accountants for the Years Ended
          December 31, 1996, 1995 and the Ten Months Ended                F-1
          December 31, 1994

   Consolidated Balance Sheets as of
          December 31,1996 and 1995                                       F-2

   Consolidated Statements of Income for the Years Ended
          December 31, 1996, 1995 and the Ten Months Ended                F-3
          December 31, 1994

   Consolidated Statements of Cash Flows  for the Years Ended
          December 31, 1996, 1995 and the Ten Months Ended
          December 31, 1994                                               F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 1996, 1995 and the Ten Months Ended
          December 31, 1994                                               F-5

   Notes to Consolidated Financial Statements                             F-6

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of USDATA Corporation


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of USDATA Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and the ten months ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Dallas, Texas
January 25, 1997

                      USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share                    DECEMBER 31,
 and per share data)                       1996            1995
-------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents              $   6,398       $   1,504
 Note receivable - related party                -           7,040
 Accounts receivable, net of allowance
  for doubtful accounts of $605 and
   $467, respectively                      10,088           9,203
 Inventories                                1,067           2,122
 Income tax receivable                      1,050               -
 Deferred income taxes                      1,375             379
 Other current assets                         638             706
-------------------------------------------------------------------
        Total current assets               20,616          20,954
-------------------------------------------------------------------
Property and equipment, net                 3,164           2,099
Capitalized computer software develop-
 ment costs net of accumulated amort-
  ization of $759 and $584, respect-
   ively                                    1,180             471
Other assets                                   93              84
-------------------------------------------------------------------
        Total assets                    $  25,053       $  23,608
-------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilites:
 Accounts payable                       $   3,516       $   2,115
 Deferred revenue                           2,749           2,136
 Accrued compensation and
  benefits                                    682           1,185
 Other accrued liabilities                    948             729
-------------------------------------------------------------------
        Total current liabities             7,895           6,165
-------------------------------------------------------------------

Deferred income taxes                         510             112
-------------------------------------------------------------------
        Total liabilities               $   8,405       $   6,277
-------------------------------------------------------------------

Commitments and contingencies                   -               -
Stockholders' equity:
 Preferred stock, $.01 par value,
  2,200,000 shares authorized;
   none issued or outstanding                   -               -
 Common stock, $.01 par value,
  22,000,000 shares authorized;
   14,343,550 issued and outstanding
    in 1996 and 1995                          143             143
 Additional paid-in capital                16,282          16,306
 Subscription receivable from
  officer                                  (1,095)         (1,021)
 Retained earnings                         12,609          13,665
 Treasury stock at cost, 3,288,021
  shares in 1996 and 3,450,484
   shares in 1995                         (11,291)        (11,762)
-------------------------------------------------------------------
        Total stockholders' equity      $  16,648       $  17,331
-------------------------------------------------------------------
        Total liabilities and
         stockholders' equity           $  25,053       $  23,608
-------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               TEN-MONTH FISCAL
                                                                  YEAR ENDED
                                       YEAR ENDED DECEMBER 31,   DECEMBER 31,
(in thousands, except per share data)     1996       1995            1994
-----------------------------------------------------------------------------
Net sales:
 Software                               $23,885    $24,407         $18,019
 Systems                                 17,838     19,960          15,870

-----------------------------------------------------------------------------
   Total sales                           41,723     44,367          33,889
-----------------------------------------------------------------------------

Cost of sales                            12,623     13,171          10,483

-----------------------------------------------------------------------------
   Gross profit                          29,100     31,196          23,406
-----------------------------------------------------------------------------

Operating expenses:
 Selling                                 22,587     20,322          13,340
 Product development                      4,590      4,770           3,411
 General and administrative               3,984      3,759           2,150
 Stock compensation                           -          -             602

-----------------------------------------------------------------------------
   Total operating expenses              31,161     28,851          19,503
-----------------------------------------------------------------------------

Income (loss) from operations            (2,061)     2,345           3,903

Interest income                             448        158              55
-----------------------------------------------------------------------------

Income (loss) before income taxes        (1,613)     2,503           3,958
Income tax provision (benefit)             (557)       877           1,269

-----------------------------------------------------------------------------
   Net income (loss)                    $(1,056)   $ 1,626         $ 2,689
-----------------------------------------------------------------------------

 Net income (loss) per common share     $  (.10)   $   .16         $   .24
-----------------------------------------------------------------------------

 Weighted average number of common and
  common equivalent shares outstanding   11,014     10,354          11,198
-----------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           TEN-MONTH FISCAL
                                                                                              YEAR ENDED
                                                              YEAR ENDED DECEMBER 31,         DECEMBER 31,
(in thousands)                                                 1996              1995            1994
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                           $(1,056)            $ 1,626       $  2,689
-----------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net income
 (loss) to cash flow from operating activities:
   Depreciation and amortization                               1,348               1,050            955
   Stock compensation expense                                      -                   -            602
 Changes in assets and liabilities:
     Accounts receivable                                        (885)             (2,541)        (1,188)
     Income tax receivable                                    (1,050)                  -              -
     Inventories                                               1,055              (1,060)           378
     Deferred income taxes                                      (598)                215           (165)
     Accounts payable and
      accrued liabilities                                      1,401                 451            368
     Deferred revenue                                            613                 145            285
     Accrued compensation and benefits                          (503)                406            (30)
     Accrued income taxes                                         35                (508)           312
     Other - net                                                 212                 (67)          (136)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
       operating activities                                      572                (283)         4,070
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                       (2,218)             (1,256)          (816)
   Net sales of short-term investments                             -                   -          3,603
   Related party note receivable                               7,040              (7,040)             -
   Capitalized software development costs                       (884)               (524)          (320)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
       investing activites                                     3,938              (8,820)         2,467
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                        -                   -         10,000
   Payments on long-term debt                                      -              (4,000)        (6,000)
   Proceeds from issuance of common shares                       447              13,743            649
   Purchase of common shares                                       -                   -        (11,762)
   Payments on capital lease obligations                         (63)                (75)           (77)
-----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
       financing activities                                      384               9,668         (7,190)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                   4,894                 565           (653)
Cash and cash equivalents, beginning
 beginning of period                                           1,504                 939          1,592
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                       6,398             $ 1,504       $    939
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest                                                $     0             $   187       $     70
-----------------------------------------------------------------------------------------------------------
     Income taxes                                            $ 1,147             $ 1,400       $  1,400
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                               Common Stock       Additional    Subscription                    Teasury Stock            Total
                             ----------------      Paid-in       Receivable      Retained     -------------------     Stockholders'
(in thousands)                Shares   Amount      Capital      from Officer     Earnings      Shares      Amount        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at
   February 28, 1994           10,605     $106        $   400                      $ 9,350                                $  9,856
     Exercise of stock
      options                     440        4          1,237                                                                1,241
     Purchase of treasury
        shares                                                                                  (3,450)   $(11,762)        (11,762)
     Net income                                                                      2,689                                   2,689
----------------------------------------------------------------------------------------------------------------------------------

Balance, at
  December 31, 1994            11,045      110          1,637                       12,039      (3,450)    (11,762)          2,024
     Exercise of stock
      options                      98        1            172                                                                  173
     Issuance of common
       stock, net               2,926       29         13,541                                                               13,570
     Restricted stock grant       274        3            956        $  (959)                                                    -
     Interest on
      subscription
       receivable from
        officer                                                          (62)                                                  (62)
     Net income                                                                      1,626                                   1,626
----------------------------------------------------------------------------------------------------------------------------------

Balance, at
  December 31, 1995            14,343      143         16,306         (1,021)       13,665      (3,450)    (11,762)         17,331
     Exercise of stock
      options                                             (24)                                     162         471             447
     Issuance of common
       stock, net
     Interest on
      subscription
       receivable from
        officer                                                          (74)                                                  (74)
     Net income                                                                     (1,056)                                 (1,056)
----------------------------------------------------------------------------------------------------------------------------------

Balance, at
  December 31, 1996            14,343     $143        $16,282        $(1,095)      $12,609      (3,288)   $(11,291)       $ 16,648
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

  USDATA Corporation (the Company or USDATA) is a global supplier of real-time application development tools, distribution management software, automatic identification equipment and related integration services. The Company's products and services help automate manufacturing, distribution and inventory business processes. Its real-time data management capabilities enable customers to reduce operating costs, improve product quality and increase productivity. USDATA products are noted for high-performance and support of multi-platform computing environments. The Company's customers are in a wide variety of industries, including chemical, oil and gas, food, beverage, pharmaceutical, automotive, aerospace, telecommunications, electronics, transportation, and other industries.

USE OF ESTIMATES

  The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the use of estimates made by the Company's management. Actual results may differ from those estimates.

PRINCIPALS OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

  Revenue is recognized from product sales upon shipment. Revenue from the licensing of software products is recognized upon execution of a contract and delivery of documentation or system software. Revenue from software support maintenance and equipment service agreements are recognized ratably over the contract term, generally not exceeding one year. Sales return options are provided to certain customers, under specified conditions. Sales are presented net of estimated returns, which historically have not been significant.
  Included in total net sales for the year ended December 31, 1996, 1995, and the ten months ended December 31, 1994 are hardware and software service revenues of approximately $4.6 million, $4.3 million and $3.1 million, respectively.

CASH EQUIVALENTS

  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES

  Inventories consist primarily of goods held for resale and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and betterments are capitalized. Depreciation is provided in amounts which amortize costs over the useful lives of the related assets, generally three to five years utilizing the straight-line method. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter.

CAPITALIZED SOFTWARE

  The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards No. 86. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

method over the remaining estimated economic life of the product. The total computer software development costs capitalized in fiscal 1996, 1995 and 1994 were $884, $524 and $320, respectively. The total costs amortized and charged to operations in fiscal 1996, 1995 and 1994 were $175, $155 and $269 respectively.

STOCK-BASED COMPENSATION

  In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") with pro forma disclosures of net income as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net income as if the fair value method had been applied.

INCOME TAXES

  The Company follows Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes, which requires an asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

ADVERTISING COSTS

  The Company's policy for advertising costs is to expense such costs as incurred. Advertising expenses for fiscal 1996, 1995 and 1994, were $2,801, $2,414 and $961, respectively.

FINANCIAL INSTRUMENTS

  The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at December 31, 1996 approximate their respective fair values.

EARNINGS PER SHARE

  Earnings per common share is computed by dividing income (loss) by the weighted average number of shares outstanding during each period after giving retroactive effect to the stock split including common stock equivalents (unless antidilutive) which would arise from the exercise of stock options and warrants.

RECLASSIFICATIONS

  Certain prior year balances have been reclassified to conform to 1996 presentation.

2.   PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

                                    1996           1995
--------------------------------------------------------------------
Equipment                       $  6,985        $  4,937
Furniture and fixtures               404             404
Leasehold improvements               153             153
Vehicles                             343             343
Assets under capital leases          185             185
--------------------------------------------------------------------
                                   8,070           6,022

Accumulated depreciation
 and amortization                 (4,906)         (3,923)
--------------------------------------------------------------------
Net property and equipment      $  3,164        $  2,099
--------------------------------------------------------------------

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

3. INCOME TAXES

   The components of income (loss) before income taxes and cumulative effect of accounting change for the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994 included the following:

                                   1996           1995            1994
--------------------------------------------------------------------------------
United States                   $   (568)       $ 2,847         $ 3,743
Foreign                           (1,045)          (344)            215
--------------------------------------------------------------------------------
                                $ (1,613)       $ 2,503         $ 3,958
--------------------------------------------------------------------------------

The components of income tax expense (benefit) are:

                                   1996           1995            1994
--------------------------------------------------------------------------------
Current
 Federal                        $    (10)       $   615         $  1,317
 State                                40             36              118
 Foreign                              11             11               (2)
--------------------------------------------------------------------------------
                                      41            662            1,433

Deferred
 Federal                            (523)           172             (126)
 State                               (75)            43              (38)
--------------------------------------------------------------------------------
 Income tax provision
(benefit)                       $   (557)       $   877         $  1,269
--------------------------------------------------------------------------------

    The following is a reconciliation of the effective tax rate to the federal statutory income tax rate:

                                   1996           1995            1994
--------------------------------------------------------------------------------
 Income tax expense (benefit)
  at federal statutory rate     $   (548)       $   851         $  1,346
   Research and development
    credit                             -            (18)             (56)
   State taxes, net of federal
    benefit                          (22)            67               80
   Tax exempt interest                 -             (8)             (52)
   Other                              13            (15)             (49)
--------------------------------------------------------------------------------
   Income tax provision
    (benefit)                   $   (557)       $   877         $  1,269
--------------------------------------------------------------------------------

    The components of the net deferred tax asset were as follows:

                                                  1996            1995
--------------------------------------------------------------------------------
 Deferred tax asset (liability)
  Net operating loss                            $   873
  Inventory reserves                                212             $105
  Allowance for doubtful accounts                   223              175
  Accrued vacation                                    -               83
  Depreciation                                      (70)              56
  Capitalized software                             (440)            (168)
  Other                                              67               16
--------------------------------------------------------------------------------
 Net deffered tax asset                         $   865         $    267
--------------------------------------------------------------------------------

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

4.  STOCKHOLDERS' EQUITY

    STOCK PURCHASE AGREEMENT

      In November 1994, a majority interest in the Company was acquired by a group of outside investors in a series of transactions pursuant to a stock purchase agreement (the "Agreement") between the existing stockholders of the Company (the "stockholders"), the outside investors (the "investors") and the Company, whereby the investors acquired a portion of the outstanding stock of the Company directly from the stockholders. In addition, the Company repurchased 3,450,484 shares of outstanding stock directly from the stockholders for $11.8 million. Funding for the Company's repurchase was provided by a $10 million bank loan and available cash. There was no change in the historical basis of the Company's assets and liabilities as a result of this transaction.

   WARRANTS TO PURCHASE COMMON STOCK

      In connection with the Agreement discussed above, the Company issued warrants to investors and a director of the Company to purchase common stock of the Company. The warrants entitle the investors and the director to purchase 698,238 and 77,582 shares, respectively, of common stock of the Company at a purchase price of $3.02 per share. These warrants expire in November 2001. No warrants were exercised as of December 31, 1996.

   PUBLIC OFFERING

      On July 31, 1995, the Company completed an initial public offering to sell 2,926,180 shares of the Company's common stock at $5.00 a share. The Company received approximately $13.6 million after deducting expenses from the sale and utilized a portion of the proceeds to repay $2.7 million under its bank term loan.

   PREFERRED STOCK

      The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to an aggregate 2,200,000 shares in one or more series and to fix the rights and preferences of the shares of each series. No shares of preferred stock have been issued.

   RESTRICTED STOCK GRANT

      In February 1995, 273,910 shares of the Company's common stock were purchased by an officer in the form of a restricted stock grant. The purchase was funded by a $959 full recourse promissory note payable to the Company with interest at 7.75% and payable in February 2003 or within 30 days of termination of employment. The note is secured by Company stock. The subscription receivable of $1,095 which includes accrued interest, is presented on the consolidated balance sheet as a reduction to stockholders' equity.

   EQUITY COMPENSATION PLANS

      In 1994, the Company adopted the 1994 Equity Compensation Plan (the 1994
   Plan), which provides for stock options to be granted to employees, independent contractors and directors. The 1994 Plan provides for the issuance of up to 1,500,000 shares of common stock pursuant to the grant of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SARs) and restricted stock awards.

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

   Options issued under the 1994 Plan vest over a four-year period and are exercisable up to eight years from the date of grant at a price per share equal to the fair market value of the underlying stock on the date of grant. The 1994 Plan also authorizes an automatic grant of options to purchase 15,000 shares of common stock to certain eligible directors upon initial election to the board of directors and a further grant of options to purchase 3,000 shares of common stock following the completion of each two-year period of service. Options granted to directors have an eight-year term and vest over four years. At December 31, 1996, there were 10,230 shares available for future grant under the 1994 Plan.

      A 1992 Incentive and Non-statutory Option Plan (the 1992 Plan) provides for the grant of stock options to key employees at prices not less than the fair market value of the underlying stock at the date of grant. Options are exercisable during a ten-year period. The 1992 Plan was terminated in February 1995; however, 11,194 stock options granted thereunder were outstanding as of December 31, 1996.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans, which are described below. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's stock option plans had been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS 123, the Company's net income (loss) per share would have been reflected by the following pro forma amounts for the years ended December 31, 1996 and 1995:

                                                       1996      1995
--------------------------------------------------------------------------------
Net income (loss)                      As reported    $(1,056)   $1,626
                                       Pro forma      $(1,220)   $1,392

Primary net income (loss) per share    As reported    $  (.10)   $  .16
                                       Pro forma      $  (.11)   $  .13

   The per share weighted-average value of stock options issued by the Company during 1996 and 1995 was $6.93 and $1.24, respectively, on the date of grant. The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Scholes option-pricing model:

                                                1996            1995
--------------------------------------------------------------------------------
Dividend yield                                        0               0
Expected volatility                                  60%       0% to 60%
Risk-free rate of return                    5.8% to 6.5%    5.4% to 7.1%
Expected life                                   5 years         5 years


Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation costs for options granted prior to January 1, 1995 is not considered.

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

Option activity under the Company's Plans is summarized below:

                                                                              Ten-Months Ended
                                         Year Ended December 31,                December 31,
------------------------------------------------------------------------------------------------------
                                         1996                 1995                  1994
                                  ------------------    -----------------    -----------------
                                            Weighted             Weighted             Weighted
                                            Average              Average              Average
                                            Exercise             Exercise             Exercise
                                 Shares      Price      Shares    Price      Shares    Price
                                 ------     --------    ------   --------    ------   --------
Outstanding at beginning of
 period                          1,220       $ 3.76       316     $ 2.30      574     $ 1.46
Options granted                    216        12.11     1,050       4.04      182       2.93
Options exercised, expired
 and canceled                     (307)        5.74      (146)      2.57     (440)      1.47
                                 -----                  -----               -----

Outstanding at end of period     1,129       $ 4.82     1,220     $ 3.76      316     $ 2.30
                                 =====                  =====               =====

Options exercisable at
 year-end                          339                    259                 316
Shares available for future
 grant                              10                     81               1,358

The following summarizes information about the Company's stock options outstanding at December 31, 1996:

                                  Options Outstanding                    Options Exercisable
                      ---------------------------------------------   -------------------------
   Range of              Number      Weighted Avg.        Weighted        Number        Weighted
   Exercise           Outstanding      Remaining            Avg.        Exercisable       Avg.
    Prices                          Contractual Life    Exercise Price                Exercise Price
                                      (in years)
------------------------------------------------------------------------------------------------------
$  2.50 - 3.50            812              5.8             $ 3.40           302          $ 3.22
   5.00 - 7.50            219              7.0               5.93            34            5.00
 11.00 - 23.50             98              7.4              14.15             3           19.34
                        -----              ---             ------           ---          ------
                        1,129              6.2             $ 4.82           339          $ 3.54

5. LINE OF CREDIT

      In June 1996, the Company's previous $5 million revolving credit facility expired and the Company entered into a new $5 million facility with a new bank. The Company did not have any borrowings during 1996.

      The credit facility requires the Company to maintain certain financial covenants. Interest is payable monthly at a floating rate based on the bank's LIBOR rate plus 2%, as established by the bank. The credit facility contains restrictions on the Company's ability to pay dividends on its common stock.

6. RETIREMENT PLAN

      The Company maintains a discretionary defined contribution plan (401(k)
   Plan) covering substantially all employees. During the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994, the Company made contributions of approximately $128, $113 and $81, respectively, to this plan.

7. RELATED PARTY TRANSACTIONS

      Safeguard Scientifics, Inc. (Safeguard) owns approximately 20% of the Company's outstanding common stock.

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

   Effective January 1, 1995, the Company and Safeguard entered into an administrative services agreement whereby Safeguard provides the Company with business and organizational strategy, legal and investment management, and merchant and investment banking services. The agreement provides for the payment of an administrative services fee of $30 per month. The initial agreement expired on December 31, 1995, and is renewed annually on a year to
   year basis.   General and administrative expenses on the consolidated
   statement of income includes $360 of such administrative services fees for the years ended December 31, 1996 and 1995.

   In August 1995, the Company and Safeguard entered into an agreement whereby the Company loaned to Safeguard a portion of its excess cash from the proceeds of its stock offering. The loan was fully repaid on March 8, 1996. During the years ended December 31, 1996 and 1995, the Company earned $43 and $196, respectively, of interest income from this unsecured lending arrangement.

8. EXPORT SALES

      Included in the consolidated statements of income are export sales aggregating $11,958, $11,346 and $6,978 for the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994, respectively. These sales were made primarily in Europe and, to a lesser extent, Canada, Latin America and Asia.

9. COMMITMENTS AND CONTINGENCIES

   LEASES

      The Company leases office space, equipment and automobiles under non-cancellable capital and operating lease agreements which expire at various dates through the year 2000. Certain capital leases contain bargain purchase options which may be exercised at the end of the lease term. Assets recorded under capital leases, primarily equipment, were $185 at December 31, 1996 and 1995 and the related accumulated amortization was $118 and $50 at December 31, 1996 and 1995, respectively. Amortization of capital lease assets of $68, $52 and $54 was included in depreciation expense for the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994, respectively. Minimum future payments under capital lease obligations are not significant.

      Future minimum lease payments at December 31, 1996 under operating leases were as follows:

                        1997                    $   879
                        1998                        796
                        1999                        761
                        2000                        495
                        2001
                                                -------
                        Thereafter                    -
                        -------------------------------
                        Total minimum lease
                         commitments            $ 2,931
                        -------------------------------

       Total rent expense charged to earnings was approximately $1,159, $1,354 and $1,106 during the years ended December 31, 1996 and 1995 and the ten months ended December 31, 1994, respectively.

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)

   EMPLOYMENT AGREEMENTS

       In November 1994, the Company executed an employment agreement covering a key management employee for a period of three years with successive one-year renewal options. The agreement allows for the termination of the employee for cause with written notice and includes a non-competition clause over the agreement duration. The Company is committed to provide annual payments of $360 under the agreement, plus costs for certain additional benefits.

   OTHER

      The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

                      USDATA CORPORATION AND SUBSIDIARIES

(in thousands, except share data)


10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   First         Second           Third           Fourth
    1996                          Quarter       Quarter          Quarter         Quarter
--------------------------------------------------------------------------------------------
    Net sales                   $  11,001       $   9,704       $   9,682       $  11,336
--------------------------------------------------------------------------------------------
    Gross profit                $   8,260       $   7,006       $   5,760       $   8,074
--------------------------------------------------------------------------------------------
    Income (loss) from
     operations                 $     455       $     (34)      $  (2,388)      $     (94)
--------------------------------------------------------------------------------------------
    Net income (loss)           $     375       $      69       $  (1,587)      $      87
--------------------------------------------------------------------------------------------
    Net income (loss) per
     share                      $     .03       $     .01       $    (.14)      $     .01
--------------------------------------------------------------------------------------------
    Stock prices (in dollars)
     High                           18.50           24.75           19.00           11.50
     Low                            14.50           17.00            9.50            5.50
--------------------------------------------------------------------------------------------

                                   First         Second           Third           Fourth
    1995                          Quarter       Quarter          Quarter         Quarter
--------------------------------------------------------------------------------------------
    Net sales                   $  10,366       $  11,049       $  10,622       $  12,330
--------------------------------------------------------------------------------------------
    Gross profit                $   7,661       $   7,847       $   7,241       $   8,447
--------------------------------------------------------------------------------------------
    Income from operations      $     947       $     611       $      60       $     727
--------------------------------------------------------------------------------------------
    Net income                  $     586       $     356       $     113       $     571
--------------------------------------------------------------------------------------------
    Net income per share        $     .07       $     .04       $     .01       $     .05
--------------------------------------------------------------------------------------------
    Stock prices (in dollars)
     High                               -               -           25.25           24.00
     Low                                -               -           14.00           13.50
--------------------------------------------------------------------------------------------

    All income per share amounts reflect the two-for-one stock split which was approved by the board of directors in March 1995 (see Note 1). Earnings per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the quarters does not necessarily equal the year-to-date earnings per share.

                                   * * * *

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held in May 1996, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation and transactions with management is set forth in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information concerning relationships and related transactions is set forth in the Proxy Statement, which information is incorporated herein by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statement Schedules

     Report of Independent Accountants on Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Exhibits

     Exhibit No.              Description
     -----------              -----------

        3.1         Certificate of Incorporation of the Company.*
        3.2         By-laws of the Company.*
        4.1         Specimen stock certificate representing the Common Stock.***
       10.1         1982 Incentive Stock Option Plan.*
       10.2         1992 Incentive and Nonstatutory Option Plan.*
       10.3         1994 Equity Compensation Plan, as amended.*
       10.4 Office Lease Agreement, dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*
       10.5 Full Service Distributor Agreement, dated as of June 1, 1991, by and between the Company and Printronix, Inc.*
       10.6 Employment Agreement, dated as of November 8, 1994, between the Company and Bob B. Midyett, Jr.*
       10.7         Promissory Note, dated February 20, 1995, by William G.
                    Moore, Jr. to the Company.*
       10.8 Administrative Services Agreement between Safeguard Scientifics, Inc. and the Company.***
       11.1         Statement regarding computation of earnings per share.#
       21.1         Subsidiaries of the Registrant.*
       23.1         Consent of Price Waterhouse LLP.#
       24.1         Power of Attorney (included on signature page).
       27.1         Financial data schedule.
------------
#    Filed herewith
* Filed on April 12, 1995 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
** Filed on June 1, 1995 and an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
*** Filed on June 15, 1995 and an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 31st day of March, 1997.

                                        USDATA Corporation
                                        By:  /s/ Bill E. Newell
                                             -----------------------------------
                                        Bill E. Newell
                                        Acting President and
                                        Chief Executive Officer

                       POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of USDATA Corporation, hereby severally constitute and appoint Bill E. Newell and Jay B. Shipowitz, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable USDATA Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ ARTHUR R. SPECTOR           Chairman of the Board           March 31, 1997
-----------------------------
Arthur R. Spector

/s/ BILL E. NEWELL              Acting President and Chief      March 31, 1997
-----------------------------   Executive Officer (Principal
Bill E. Newell                  Executive Officer)

/s/ JAY B. SHIPOWITZ            Senior Vice President and       March 31, 1997
-----------------------------   Chief Financial Officer,
Jay B. Shipowitz                Treasurer and Secretary
                                (Principal Financial and
                                Accounting Officer)

/s/ GARY J. ANDERSON, M.D.      Director                        March 31, 1997
-----------------------------
Gary J. Anderson, M.D.

/s/ JAMES W. DIXON              Director                        March 31, 1997
-----------------------------
James W. Dixon

/s/ JACK L. MESSMAN             Director                        March 31, 1997
-----------------------------
Jack L. Messman

/s/ CHARLES A. ROOT             Director                        March 31, 1997
-----------------------------
Charles A. Root

/s/ MAX D. HOPPER               Director                        March 31, 1997
-----------------------------
Max D. Hopper

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
  of USDATA Corporation


Our audits of the consolidated financial statements referred to in our report dated January 25, 1997 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Dallas, Texas
January 25, 1997

                    Schedule II - Valuation and Qualifying Accounts
For the Fiscal Years Ended December 31, 1996, 1995 and December 31, 1994  (Ten Months)


        Description               Balance at   Charged to  Deductions   Balance
                                 beginning of  costs and               at end of
                                     year       expenses                  year
--------------------------------------------------------------------------------

December 31, 1994 (Ten Months)
Allowance for doubtful accounts    $204,000     $164,000   $ (57,000)   $311,000


December 31, 1995
Allowance for doubtful accounts    $311,000     $274,000   $(118,000)   $467,000


December 31, 1996
Allowance for doubtful accounts     467,000      230,000     (92,000)    605,000


                                 EXHIBIT INDEX

   Exhibit No.  Description                                             Page No.
   -----------  -----------                                             --------

        3.1     Certificate of Incorporation of the Company.*
        3.2     By-laws of the Company.*
        4.1 Specimen stock certificate representing the Common Stock.***
       10.1     1982 Incentive Stock Option Plan.*
       10.2     1992 Incentive and Nonstatutory Option Plan.*
       10.3     1994 Equity Compensation Plan, as amended.*
       10.4 Office Lease Agreement, dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*
       10.5     Full Service Distributor Agreement, dated as of
                June 1, 1991, by and between the Company and Printronix, Inc.*
       10.6     Employment Agreement, dated as of November 8,
                1994, between the Company and Bob B. Midyett, Jr.*
       10.7     Promissory Note, dated February 20, 1995, by William
                G. Moore, Jr. to the Company.*
       10.8     Administrative Services Agreement between
                Safeguard Scientifics, Inc. and the Company.***
       11.1 Statement regarding computation of earnings per share.#
       21.1     Subsidiaries of the Registrant.*
       23.1     Consent of Price Waterhouse LLP.#
       24.1     Power of Attorney (included on signature page).
       27.1     Financial data schedule.

------------
#   Filed herewith
* Filed on April 12, 1995 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
** Filed on June 1, 1995 and an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.
*** Filed on June 15, 1995 and an exhibit to Amendment No. 2 to the Company's
    Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.