Form 10-K/A
period 1996-12-31
USDATA CORP
filed 1997-04-30
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

               Annual Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                     For the year ended December 31, 1996

                        Commission File Number 0-25936

                            USDATA CORPORATION
-----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

        DELAWARE                                       75-2405152
-------------------------------               ----------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

             2435 N Central Expressway, Richardson, Texas 75080
-----------------------------------------------------------------------------
       (Address of principal executive offices, including zip code)

    Registrant's telephone number, including area code:        (972) 680-9700

         Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, par value $.01 per share
                      ---------------------------------------
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X        No____________
        ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $48,580,000 based on the last reported sale price of $4.375 on the Nasdaq National Market on March 24, 1997.

    As of March 24, 1997, there were 11,104,154 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS:

    The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Part I of this report, which information is incorporated herein by reference.

    DIRECTORS:

                            PRINCIPAL OCCUPATION AND BUSINESS                                           HAS BEEN A
NAME                        EXPERIENCE DURING THE LAST FIVE YEARS                                       DIRECTOR SINCE      Age
--------------------------  -------------------------------------------------------------------------  -------------------  ------

Arthur R. Spector            Managing Director, TL Ventures LLC,
                             a venture capital management company(1)(2)(3)(4).....................       1994                56

Gary J. Anderson, M.D.       Managing Director, TL Ventures LLC,
                             a venture capital management company(3)..............................       1994                57

James W. Dixon               President and Chief Executive Officer,
                             Information Technology Consulting, Inc., a software development
                              company(3)(6).......................................................       1994                50

Max D. Hopper                Principal and Chief Executive Officer, Max D.
                             Hopper Associates, an information systems
                             consulting firm(2)(7)................................................       1995                62

Jack L. Messman              Chairman and Chief Executive Officer, Union
                             Pacific Resources Group Inc., an energy company(2)(3)(8).............       1994                57

Charles A. Root              Executive Vice President,
                             Safeguard Scientifics, Inc.(1)(9)....................................       1994                64

------------------------

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

(4) Mr. Spector has been Chairman of the Board and a Director of the Company since November 1994. Since January 1997, Mr. Spector has been a managing director of TL Ventures LLC, a venture capital fund management company organized to manage the day-to-day operations of TL Ventures III L.P. and TL Ventures III Offshore L.P., which are recently organized venture capital partnerships investing in tandem. From January 1995 through December 1996, Mr. Spector served as Director of Acquisitions of
    Safeguard Scientifics, Inc. Mr. Spector also serves as Chairman of the
    Board of HDS Network Systems Inc., a manufacturer of network computers and a provider of desktop computing services. From July 1992 until May 1995, Mr. Spector served as Vice Chairman and Secretary of Casino & Credit Services, Inc. From October 1991 to December 1994, Mr. Spector was Chief Executive Officer and a director of Perpetual Capital Corporation, a merchant banking organization.

(5) Dr. Anderson has served as a managing director since 1991 and a general partner since 1995 of Technology Leaders Management L.P., as a managing director and a general partner of Technology Leaders II Management L.P. since 1994, and as a managing director of TL Ventures LLC since
    1996. Dr. Anderson also served as Executive Vice President, Fund Management of Safeguard Scientifics, Inc. from November 1993 to December 1994.

(6) Prior to joining Information Technology Consulting, Inc. in September 1996, Mr. Dixon served as Chairman and Chief Executive Officer of ClientLink, Inc., a software development company, from March 1996 until August, 1996. From June 1988 through February 1996, Mr. Dixon was an officer of CompuCom Systems, Inc., most recently serving as Chairman of the Board. Mr. Dixon is a director of Fisher Restaurant Systems, Inc.

(7) From December 1985 until January 1995, Mr. Hopper served as Senior Vice President, Information Systems, of American Airlines, Inc. Mr. Hopper also served as Chairman of The SABRE Group, the airline reservation system unit of American Airlines, from April 1993 until January 1995. Mr. Hopper serves as a director of The Gartner Group, Inc., Gupta Corporation, VTEL Corporation, CLR, Inc., SCOPUS Technology, Inc., BBN Corporation, Worldtalk Corporation, MCC Corporation and Matthews Communications.

(8) Mr. Messman is a director of Cambridge Technology Partners (Massachusetts), Inc., Novell, Inc., Safeguard Scientifics, Inc., Tandy Corp. and Union Pacific Resources Group Inc.

(9) Mr. Root is Chairman of the Board of Coherent Communications Systems Corporation, CompuCom Systems, Inc. and Tangram Enterprise Solutions, Inc.

DIRECTORS' COMPENSATION

    Directors are elected annually and hold office until their successors are elected and have qualified or until their earlier resignation or removal. Directors are reimbursed for travel expenses incurred in connection with attendance at meetings or other Company business, but directors are not compensated for their services as directors.

DIRECTORS' STOCK OPTIONS

    Directors who are not employees of the Company and its subsidiaries or Safeguard and its wholly owned subsidiaries ("Eligible Directors") participate in the 1994 Equity Compensation Plan ("1994 Plan"). Pursuant to the terms of the 1994 Plan, each Eligible Director received an option to purchase 15,000 shares of the Company's Common Stock on the date of the adoption of the amendment to the 1994 Plan establishing formula grants to Eligible Directors. Thereafter, each new Eligible Director will receive an option to purchase 15,000 shares of Common Stock upon his or her initial election to the Board, and each Eligible Director will receive a grant to purchase 3,000 shares of Common Stock on the second anniversary of his or her election and following every two years' service thereafter. The Board of Directors has approved an amendment to the 1994 Plan, which would remove the formula grant feature. The amendment is subject to stockholder approval at the Company's next annual meeting of stockholders. The exercise price of each option is equal to the fair market value of the shares on the date of grant. Each option has a term of eight years and vests in 25% installments on each of the first through fourth anniversaries of the date of grant. The maximum number of shares of Common Stock subject to options granted to an Eligible Director under the 1994 Plan cannot exceed 25,000 shares. On November 8, 1996, Mr. Spector received an option to purchase 3,000 shares of Common Stock at an exercise price of $7.50 per share, and on December 2, 1996, each of Messrs. Dixon and Messman received an option to purchase 3,000 shares of Common Stock at an exercise price of $6.875 per share.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

    The Board held four meetings in 1996. The Company's Board has appointed standing compensation, executive, and audit committees. The Compensation Committee reviews and recommends the compensation arrangements for senior management of the Company, including salaries, bonuses and grants of options to purchase shares of Common Stock under the Company's stock option and equity compensation plans. The Compensation Committee met four times during 1996. The Executive Committee, which did not meet during 1996, has the authority to approve transactions on behalf of the Company that do not exceed $1 million in the aggregate, except where such functions are required by law to be approved by the full Board of Directors. The Audit Committee recommends the firm to be appointed as independent certified public accountants to audit the Company's financial statements, discusses the scope and results of the audit with the independent certified public accountants, reviews with management and the independent certified public accountants the Company's interim and year-end operating results, considers the adequacy of the internal accounting controls and audit procedures of the Company and reviews the non-audit services to be performed by the independent certified public accountants. The audit committee met twice during 1996. All of the directors attended at least 75% of the total number of Board and Committee meetings of which they were members during the period in which they served as a director, except Mr. Messman, who attended 50% of the meetings.

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that during the period from January 1, 1996 to December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10% Stockholders were complied with, except for a late Form 3 filed by each of Messrs. Grefer and Keenan.

                        ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth information concerning compensation paid during the last two calendar years to the Chief Executive Officer and each of the Company's other most highly compensated executive officers at December 31, 1996 (collectively, the "Named Officers").

                             SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                 ANNUAL COMPENSATION             -----------------------------
                                          --------------------------------------            AWARDS
                                                                                 -----------------------------
                                                                       OTHER         RESTRICTED     SECURITIES
                                                                      ANNUAL           STOCK        UNDERLYING
     NAME AND PRINCIPAL                   SALARY       BONUS       COMPENSATION       AWARD(S)        OPTIONS/
        POSITION                YEAR       ($)(1)       ($)          ($)(2)           ($) (3)        SARS (#)
----------------------------  ---------  ----------  -----------  -------------  -----------------  -----------
William G. Moore, Jr.,          1996     $  274,017      $0            --               --               --
 Former President and Chief
 Executive Officer(4)           1995        250,000    150,000         --               --            114,000

Mark S. Grefer,                 1996     $  107,500      $0            --               --              1,000
 Senior Vice President of
 Worldwide Sales (5)            1995         62,884     50,750         --               --             75,000

John Keenan,                    1996     $  115,042      $0            --               --              1,000
 Former Vice President
 of Worldwide                   1995         98,294     46,000         --               --             75,000
 Marketing(6)

H. Kenneth Whitaker,            1996     $  160,813      $0            --               --              1,000
 Senior Vice President of
 Product Development            1995        148,750     55,394         --               --            100,000

------------------------

(1) Amounts shown do not include amounts expended by the Company pursuant to plans (including group, disability, life, and health insurance) that do not discriminate in scope, terms or operation in favor of executive officers or directors and that are generally available to all salaried employees.

(2) Perquisites and other personal benefits for fiscal year 1996 did not exceed the lesser of $50,000 or 10% of any Named Officer's salary and bonus.

(3) Any dividends that become payable will be paid on restricted stock awards at the same rate as paid to all stockholders. At December 31, 1996, Mr. Moore held 273,910 shares of restricted stock. See "Certain Relationships and Related Transactions."

(4) Mr. Moore resigned as President and Chief Executive Officer in March 1997. Bill E. Newell, a Vice President of Safeguard Scientifics, Inc., is currently serving as President and Chief Executive of the Company.

(5) Mr. Grefer joined the Company in May 1995 and has been serving as an executive officer of the Company since January 1996.

(6) Mr. Keenan joined the Company in February 1995 and served as an executive officer of the Company from January 1996 until his resignation in February 1997.

STOCK OPTIONS

    The following tables set forth information with respect to (i) individual grants of stock options during 1996 to each of the Named Officers, (ii) options exercised during fiscal year 1996, and (iii) the number of unexercised options and the value of unexercised in-the-money options at December 31, 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                            POTENTIAL REALIZABLE
                                                                                                                   VALUE
                                                                    INDIVIDUAL GRANTS                         AT ASSUMED ANNUAL
                                                                                                            RATES OF STOCK PRICE
                                                                                                                APPRECIATION
                                                                                                              FOR OPTION TERM(1)
                                               -------------------------------------------------------        ------------------
                                                           NUMBER OF      % OF TOTAL
                                                          SECURITIES       OPTIONS/
                                                          UNDERLYING         SARS
                                                           OPTIONS/       GRANTED TO       EXERCISE
                                                             SARS          EMPLOYEES          OR
                                                            GRANTED        IN FISCAL      BASE PRICE    EXPIRA-      5%      10%
NAME                                                        (#)(2)           YEAR          ($/SH)(3)   TION DATE     ($)     ($)
--------------------------------------------------------  -----------  -----------------  -----------  ---------  --------  -----
William G. Moore, Jr....................................           0          --              --          --         --       --
Mark S. Grefer..........................................       1,000              .5%      $    7.50    10/22/04   3,581    8,577
John Keenan.............................................       1,000              .5%      $    7.50    10/22/04   3,581    8,577
H. Kenneth Whitaker.....................................       1,000              .5%      $    7.50    10/22/04   3,581    8,577

------------------------

(1) The potential realizable values are based on an assumption that the stock price of the shares of Common Stock of the Company appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, nontransferability or vesting over periods of up to four years. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth of the shares of Common Stock of the Company.

(2) Each option vests 25% each year commencing on the first anniversary of the grant date, has an eight-year term and continues vesting and remains exercisable so long as employment with the Company or one of its subsidiaries continues. The option exercise price may be paid in cash or by
    (i) delivery of previously acquired shares or (ii) same day sales, i.e. cashless broker's exercises.

(3) All options have an exercise price at least equal to the fair market value on the date of grant of the shares subject to each option.

                 Aggregated Option/SAR Exercises in Last Fiscal Year
                        and Fiscal Year-End Option/SAR Values



                                                                             NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                     SHARES                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/
                                                    ACQUIRED                      OPTIONS/SARS           SARS AT FISCAL YEAR-END
                                                       ON        VALUE       AT FISCAL YEAR-END(#)                ($)(1)
                                                    EXERCISE    REALIZED   -------------------------    --------------------------
NAME                                                   (#)        ($)      EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
-------------------------------------------------  -----------  ---------  -----------  -------------   -----------  -------------
William G. Moore, Jr...............................      0         --          57,000      57,000       $ 121,125    $   121,125
Mark S. Grefer.....................................      0         --          18,750      57,250          11,719         35,156
John Keenan........................................   5,000     $  12,500      13,750      57,250          29,219        119,531
H. Kenneth Whitaker................................   5,500     $  94,225      33,412      76,000          79,413        159,375

(1) The value of unexercised in-the-money options is calculated based upon (i) the fair market value per share of the stock at December 31, 1996, less the option exercise price, multiplied by (ii) the number of shares subject to an option. On December 31, 1996, the fair market value of a share of the Company's common stock was $5.625. This table is presented solely for the purpose of complying with the rules of the Securities and Exchange Commission and does not necessarily reflect the amounts optionees will actually receive upon the sale of any shares acquired upon the exercise of the options.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1996, the Compensation Committee of the Board (the "Compensation Committee") consisted of Messrs. Spector, Hopper and Messman. Mr. Spector served as Chairman of the Board of the Company during that time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of April 1, 1997, the Company's Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock (the "Shares"), the Company's only class of equity securities outstanding. The table also shows the number of Shares owned beneficially by each director, by each named executive officer, and by all executive officers and directors as a group:

                                                     NUMBER OF SHARES    PERCENT OF
                                                         OWNED (1)         CLASS
                                                    -----------------  -------------

Safeguard Scientifics, Inc.(2)
 800 The Safeguard Building
 435 Devon Park Drive
 Wayne, PA 19087...................................  2,946,211              25.0%

Technology Leaders I(3)
 800 The Safeguard Building
 435 Devon Park Drive
 Wayne, PA 19087...................................  1,654,356              14.9%

Technology Leaders II(4)
 800 The Safeguard Building
 435 Devon Park Drive
 Wayne, PA 19087...................................  1,654,356               14.9%

Bob B. Midyett(5)
 2211 Sutton Place
 Richardson, TX 75080..............................  1,389,572               12.3%

Arthur R. Spector(6)..............................      85,082                 *

William G. Moore, Jr.(5)..........................     331,010                3.0%

Gary J. Anderson, M.D. (7)........................      12,148                  *

James W. Dixon(5).................................       9,950                  *

Max D. Hopper(5)..................................       3,750                  *

Jack L. Messman(8)................................      76,725                  *

Charles A. Root(9)................................      62,229                  *

Mark S. Grefer(5).................................      18,975                  *

John Keenan.......................................      25,000                  *

H. Kenneth Whitaker(5)............................      58,412                   *

Executive officers and
directors as a group (12 persons)(10).............     683,281                    6.0%

------------------------

*   Less than 1% of the outstanding Common Stock

(1) Except as otherwise disclosed, the nature of beneficial ownership is the sole power to vote and to dispose of the Shares (except for Shares held jointly with spouse).

(2) Safeguard Scientifics (Delaware), Inc. ("Safeguard Delaware"), a wholly owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), is the record owner of the Shares set forth above. Consequently, such Shares are beneficially owned by Safeguard. Includes 698,238 Shares that may be acquired pursuant to currently exercisable warrants held by Safeguard Delaware. All of the Shares beneficially owned by Safeguard have been pledged by Safeguard as collateral under its bank line of credit. Does not include 1,654,356 Shares beneficially owned by each of Technology Leaders I and Technology Leaders II, venture capital partnerships in which Safeguard has a beneficial interest. Safeguard disclaims beneficial ownership of the Shares beneficially owned by each of Technology Leaders
    I and Technology Leaders II.

(3) Technology Leaders I consists of Technology Leaders L.P. and Technology Leaders Offshore C.V. Technology Leaders Management L.P., the sole general partner of Technology Leaders L.P. and the co-general partner of Technology Leaders Offshore C.V., exercises, through its executive committee, sole investment and voting power with respect to the Shares owned by such entities. Of the 1,654,356 Shares owned by Technology Leaders I, 772,418 Shares are owned by Technology Leaders L.P. and 881,938 Shares are owned by Technology Leaders Offshore C.V. Technology Leaders L.P., Technology Leaders Offshore C.V., Technology Leaders Management L.P., Technology Leaders II L.P., Technology Leaders II Offshore C.V. and Technology
    Leaders II Management L.P. are members of a group for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934.
    Technology Leaders I disclaims beneficial ownership of the Shares beneficially owned by Technology Leaders II.

(4) Technology Leaders II consists of Technology Leaders II L.P. and Technology Leaders II Offshore C.V. Technology Leaders II Management L.P., the sole general partner of Technology Leaders II L.P. and the co-general partner of Technology Leaders II Offshore C.V., exercises, through its executive committee, sole investment and voting power with respect to the Shares owned by such entities. Of the 1,654,356 Shares owned by Technology
    Leaders II, 921,972 Shares are owned by Technology Leaders L.P. and
    732,384 Shares are owned by Technology Leaders Offshore C.V. Technology Leaders L.P., Technology Leaders Offshore C.V., Technology Leaders Management L.P., Technology Leaders II L.P., Technology Leaders II
    Offshore C.V. and Technology Leaders II Management L.P. are members of a group for purposes of Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. Technology Leaders II disclaims beneficial ownership of the Shares beneficially owned by Technology Leaders I.

(5) Includes for Messrs. Midyett, Moore, Dixon, Hopper, Grefer and Whitaker, 152,460 Shares, 57,000 Shares, 7,500 Shares, 3,750 Shares, 18,750 Shares
    and 58,412 Shares, respectively, that may be acquired pursuant to stock options that are currently exercisable or that will become exercisable by May 31, 1997.

(6) Includes 7,500 Shares that may be acquired pursuant to stock options that are currently exercisable or that will become exercisable by May 31, 1997, and 77,582 Shares that may be acquired pursuant to currently exercisable warrants.

(7) Excludes 1,654,356 Shares beneficially owned by Technology Leaders I and 1,654,356 Shares beneficially owned by Technology Leaders II, of which Dr. Anderson disclaims beneficial ownership.

(8) Includes 7,500 Shares that may be acquired upon exercise of stock options that are currently exercisable or that will become exercisable by May 31, 1997, 6,620 Shares held in trust for Mr. Messman's daughter, and 6,620 Shares held in trust for Mr. Messman's son. Mr. Messman disclaims beneficial ownership of the securities held in trust for his children.

(9) Does not include 2,936,611 Shares beneficially owned by Safeguard. Mr. Root currently serves as Executive Vice President of Safeguard. Mr. Root disclaims beneficial ownership of such Shares.

(10) Includes 160,412 Shares that may be acquired pursuant to stock options that are currently exercisable or that will become exercisable by May 31, 1997, and 77,582 Shares that may be acquired pursuant to currently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and Safeguard are parties to an Administrative Services Agreement pursuant to which Safeguard provides the Company with administrative support services for a monthly fee of $30,000. The administrative support services include consultation regarding the Company's general management, investor relations, financial management, certain legal services, insurance programs administration, audit administration and tax research and planning. The annual administrative services fee does not cover extraordinary services provided by Safeguard to the Company or services that are contracted out. The initial term of the agreement expired on December 31, 1996, and has been extended until December 31, 1997, with annual renewals thereafter by mutual agreement between the parties. The Company expensed $360,000 during 1996 for these services.

    During 1995, Safeguard and the Company entered into an agreement whereby the Company would lend to Safeguard its excess cash and receive a negotiated interest rate which was higher than the rate the Company might realize by independently investing the funds, but which was less than Safeguard's cost of funds. Safeguard borrowings under this arrangement accrued interest at the prime rate of interest less one percent. The principal and unpaid interest on these borrowings are payable within five business days of demand by the Company, and accrued interest on this note is payable on a monthly basis. The highest principal balance of these borrowings since January 1, 1995 was $7 million, and at December 31, 1995, the principal balance and accrued, unpaid interest on this note were $7 million and $40,326, respectively. The outstanding principal and unpaid interest on the note were paid in full in March 1996. Mr. Root, a director of the Company, currently serves as Executive Vice President of Safeguard.

    In connection with the purchase of 273,910 shares of Common Stock on February 20, 1995 at a purchase price of $3.50 per share, William G. Moore, Jr., the former President and Chief Executive Officer and director of the Company, borrowed $958,685 from the Company evidenced by note bearing interest at the rate of 7.75% per annum.

    On November 8, 1994, Safeguard and certain other investors acquired 6,198,808 shares of Common Stock from the Company's then majority shareholders for an aggregate purchase price of approximately $18 million. In connection therewith, the Company granted to Safeguard a warrant to purchase 698,238 shares of Common Stock and to Arthur R. Spector, the Chairman of the Board of the Company and the Director of Acquisitions of Safeguard, a warrant to purchase 77,582 shares of Common Stock. Each warrant is currently exercisable at an exercise price of $3.02 per share.

    The Company and Bob B. Midyett, Jr. are parties to an Employment Agreement under which Mr. Midyett initially served as Chief Executive Officer and now serves as Senior Advisor to the Company. The Employment Agreement has an initial term of three years, commencing November 8, 1994. Pursuant to the Employment Agreement, Mr. Midyett receives annual compensation of $360,000 and reimbursement of certain expenses. For as long as he owns at least 5% of the outstanding Common Stock of the Company, Mr. Midyett is entitled to serve on the Board of Directors of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1997                 USDATA CORPORATION

                                      By: /s/ Bill E. Newell
                                          ----------------------------
                                          Bill E. Newell,
                                          President and Chief Executive Officer