Form 10-Q
period 1997-03-31
USDATA CORP
filed 1997-05-14
CIK 943895

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

(Mark One)
   X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
 -----
Exchange Act of  1934
For the quarterly period ended March 31, 1997

        Transition Report pursuant to Section 13 or 15(d) of the Securities
 -----
Exchange Act of 1934.
For the transition period from __________ to __________.


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


                2435 N Central Expressway, Richardson, TX 75080
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (972) 680-9700
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

                        -------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997

               Class                            Number of Shares
                                                  Outstanding

Common Stock, Par Value $.01 Per Share          11,104,529 shares

                              USDATA CORPORATION
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at
                 March 31, 1997 and December 31,
                 1996                                                    3

                 Consolidated Statements of Operations
                 for the Three Months Ended
                 March 31, 1997 and 1996                                 4

                 Consolidated Statements of  Cash Flows
                 for the Three  Months Ended
                 March 31, 1997 and 1996                                 5

                 Notes to Consolidated Financial
                 Statements                                              6

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                              7

PART II.  OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                       10

       Signatures                                                       11

       Computation of Per Share Earnings                                12

USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                      March 31, 1997   December 31, 1996
                                     ---------------  ------------------
ASSETS

Current assets

   Cash and cash equivalents            $    6,749          $    6,398

   Accounts receivable, net of
    allowance for doubtful accounts
    of  $580 and $605, respectively           9,621             10,088
   Inventories                                1,017              1,067
   Income tax receivable                          -              1,050
   Deferred income taxes                      1,928              1,375
   Other current assets                         883                638
                                        -----------         ----------
       Total current assets                  20,198             20,616
Property and equipment, net                   3,124              3,164
Other assets                                  1,734              1,273
                                        -----------         ----------
       Total assets                     $    25,056         $   25,053
                                        ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                     $    3,897          $    3,516
   Deferred revenue                          2,660               2,749
   Accrued compensation and                    712                 682
    benefits
   Other accrued liabilities                 1,320                 948
                                        ----------          ----------
       Total current liabilities             8,589               7,895


Deferred income taxes                          510                 510
                                        ----------          ----------
       Total liabilities                     9,099               8,405
                                        ----------          ----------

Shareholders' equity
  Preferred stock, $.01 par value,
   2,200,000 shares authorized; none
   issued or outstanding                         -                   -
  Common stock, $.01 par value,
   22,000,000 shares authorized;               143                 143
   14,343,550 shares issued
  Additional paid-in capital                16,311              16,282
  Subscription receivable from
   officer                                  (1,120)             (1,095)
  Retained earnings                         11,772              12,609
  Treasury stock at cost, 3,239,122
   shares in 1997 and 3,288,021
   shares in 1996.                         (11,149)            (11,291)
                                        ----------          ----------
       Total shareholders' equity           15,957              16,648
                                        ----------          ----------
         Total liabilities and
          shareholders' equity          $   25,056          $   25,053
                                        ==========          ==========

See accompanying notes to consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1997      1996
                                                   -------    -------
Net sales
    Software                                       $ 5,997    $ 6,912
    Systems                                          4,029      4,089
                                                   -------    -------

       Total sales                                  10,026     11,001

Cost of sales                                        3,461      2,741
                                                   -------    -------

       Gross profit                                  6,565      8,260
                                                   -------    -------

Operating expenses
    Selling                                          5,677      5,550
    Product development                                884      1,224
    General and administrative                       1,310      1,031
                                                   -------    -------

       Total operating expenses                      7,871      7,805
                                                   -------    -------

       Income (loss) from operations                (1,306)       455

Interest income                                         50        120
                                                   -------    -------

Income (loss) before income taxes                   (1,256)       575

Income tax (provision) benefit                         419       (200)
                                                   -------    -------

       Net income (loss)                           $  (837)   $   375
                                                   =======    =======

Income (loss) per common share                     $ (0.08)   $  0.03
                                                   =======    =======

Weighted average number of shares outstanding       11,085     12,424
                                                   =======    =======

See accompanying notes to consolidated financial statements.


USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   ------------   -------------

Cash flows from operating activities:
   Net Income (loss)                                   $  (837)      $   375
    Adjustments to reconcile net income
     to cash provided by operating activities:
    Depreciation and amortization                          365           313
    Changes in operating assets
     and liabilities:
      Accounts receivable                                  467           803
      Inventories                                           50            35
      Income tax receivable                              1,050             -
      Deferred income taxes                               (553)            -
      Accounts payable and                                 770          (313)
       accrued liabilities
      Deferred revenue                                     (89)          131
      Accrued income taxes                                   -           252
      Other - net                                          (18)         (272)
                                                       -------       -------

      Net cash provided by operating activities          1,205         1,324
                                                       -------       -------

Cash flows from investing activities:
   Capital expenditures                                   (471)         (619)
   Related party note receivable                             -         7,040

   Capitalized software development costs                 (524)         (190)
                                                       -------       -------

      Net cash provided by (used in)
        investing activities                              (995)        6,231
                                                       -------       -------

Cash flows from financing activities:
   Proceeds from issuance of common shares                 171           278

   Payments on capital lease obligations                   (30)          (15)
                                                       -------       -------

      Net cash provided by financing activities            141           263
                                                       -------       -------

Net increase in cash and cash equivalents                  351         7,818

Cash and cash equivalents, beginning of period           6,398         1,504
                                                       -------       -------
Cash and cash equivalents, end of period               $ 6,749       $ 9,322
                                                       =======       =======



See accompanying notes to consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements. These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

(2)  RELATED PARTY TRANSACTIONS
     --------------------------

     Effective January 1, 1995, the Company and Safeguard entered into an administrative services agreement whereby Safeguard provides the Company with business and organizational strategy, legal and investment management, and merchant and investment banking services. The agreement provides for the payment of an administrative services fee of $30,000 per month. The initial agreement expired on December 31, 1995, and is renewed annually on a year to year basis.

(3)  CREDIT ARRANGEMENTS
     -------------------

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

(4)  RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the dilutive EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company plans to adopt FAS 128 in its financial statements as of and for the year ended December 31, 1997. Based on current circumstances, the adoption of this pronouncement would not have had a material effect on the March 31, 1997 and 1996 EPS amounts reported. Pro forma basic EPS and pro forma dilutive EPS computed assuming FAS 128 had been adopted are equivalent to the historical amounts reported.

                      USDATA CORPORATION AND SUBSIDIARIES


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

     The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related consulting services, training classes and technical support and services agreements. These support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 10% and 4% of Software Operations' net sales during the quarters ended March 31, 1997 and March 31, 1996, respectively. The Systems Operations' net sales are generated from sales of third-party automated data collection equipment, warehouse management software and related repair, installation and integration services.

     In the first quarter of 1997, the Company released or announced several significant new products, including the international release of FactoryLink ECS 6.0.3, which introduced double-byte functionality supporting the complex character sets of the Japanese, Chinese and Korean languages. Additionally, the Company released French and German language development and run-time versions of FactoryLink ECS. During the first quarter of 1997, the Company also announced the worldwide release of FactoryLink ECS WebClient, which was released on May 1, 1997. The Company has received significant interest in WebClient and expects this product to increase net sales during 1997. Additionally, the Company restructured its European operations during the first quarter and hired a new managing director based in London.

     The Company employs multiple channels of distribution which combine the Company's direct sales and support resources with qualified third-party remarketers. The Company currently has 14 sales locations in the United States. The Company also sells internationally through nine field locations and a network of distributors and value added resellers. Export sales are a significant element of the Company's activities and, in the quarters ended March 31, 1997 and 1996, represented 19% and 31%, respectively, of total net sales.

     The statements made above regarding WebClient are forward-looking statements that involve risks and uncertainties. Potential risks and uncertainties include market acceptance, promotional programs and the possible introduction of competitive products.

                      USDATA CORPORATION AND SUBSIDIARIES
                      -----------------------------------

RESULTS OF OPERATIONS
---------------------
     The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------------
                                                      1997          1996
                                                 ------------    ------------
     Net sales
        Software                                       59.8%           62.8%
        Systems                                        40.2            37.2
                                                    -------          ------

           Total sales                                100.0           100.0

     Cost of sales                                     34.5            24.9
                                                    -------          ------

           Gross profit                                65.5            75.1
                                                    -------          ------

     Operating expenses
        Selling                                        56.6            50.4
        Product development                             8.8            11.1
        General and administrative                     13.1             9.4
                                                    -------          ------

           Total operating expenses                    78.5            70.9
                                                    -------          ------

    Income (loss) from operations                     (13.0)            4.2

           Interest income                              0.5             1.1
                                                    -------          ------
    Income (loss) before income taxes                 (12.5)%           5.3%
                                                    ========         ======


     Net sales for the quarter ended March 31, 1997 decreased 9% compared to the same period in 1996. Software Operations, net sales for the quarter ended March 31, 1997 decreased 13% compared to the same period in 1996. The decrease is primarily a result of weak international sales in Asia, the Middle East and Europe offset by a 21% increase in the Americas. International sales represented 31% of Software Operations sales for the quarter ended March 31, 1997, as compared to 50% for the same quarter last year. Systems Operations, net sales for the quarter ended March 31, 1997 decreased 1% compared to the same period in 1996.

     Gross profit as a percentage of net sales for the quarter ended March 31, 1997 decreased to 65.5%. Contributing to this decrease was the increase in the Systems Operation's net sales as an overall percent of net sales, which have lower gross margins than software sales. Additionally, the Systems business experienced lower gross margins in the first quarter of 1997 versus the first quarter of 1996 due to increased competition.

                      USDATA CORPORATION AND SUBSIDIARIES

     Selling expenses increased to 56.6% of net sales for the quarter ended March 31, 1997 compared to 50.4% in the comparable period in 1996. The increase in absolute dollars primarily related to additional integrators and consultants on staff as the Company continued to build its consulting and integration capacity, as well as overall salaries and benefit increases. During the quarter ended March 31, 1997, the Company employed 22 integrators and consultants versus 12 in the comparable period of 1996. This increase was offset by lower spending in marketing and promotional activities. The increase as a percent of net sales is a result of lower than anticipated net sales.

     As a percent of net sales, product development expenses for the quarter ended March 31, 1997 of 8.8% was below the comparable period of 1996, at 11.1% primarily due to a decrease in the number of engineers on staff. Actual product development expenditures, including capitalized development costs of $524,000 and $190,000 in the quarter ended March 31, 1997 and 1996, respectively, were approximately the same at $1.4 million. The increase in capitalized development costs in the quarter ended March 31, 1997 compared to March 31, 1996 related to development efforts on FactoryLink ECS for Asia and Japan and FactoryLink ECS WebClient. These development efforts were effectively completed in the first quarter of 1997. As a result, capitalized development costs will be significantly reduced in the second quarter, resulting in an increase in net product development expenses.

     General and administrative expenses increased to 13.1% of net sales for the quarter ended March 31, 1997 compared to 9.4% in the quarter ended March 31, 1996. The increase as a percent of net sales is due to lower than expected net sales in the first quarter of 1997. The increase in absolute dollars of $279,000 is due to increased salaries, benefits and taxes in 1997 versus 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities generated $1.2 million  of cash during
the quarter ended March 31, 1997.   Offsetting the net loss for the quarter
ended March 31, 1997 was the collection of an income tax receivable of approximately $1.1 million, decreased accounts receivable, inventory reductions and increased accounts payable. During the quarter ended March 31, 1997, the Company invested $471,000 in capital equipment, primarily computers, and $524,000 in capitalized software development costs as described above.

     The Company believes cash on hand and cash generated from operations together with the existing bank line of credit will be sufficient to satisfy its operating cash needs in 1997. In addition, the Company could consider seeking additional public or private debt or equity financing or increased bank credit lines to fund future growth opportunities.

                      USDATA CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION



ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits (filed as part of this report).

                Number    Description
                ------    -----------
                  11      Computation of Per Share Earnings
                  27      Financial Data Schedule
                          (EDGAR Version only)



          (b)   Reports on Form 8-K

                No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1997.

                      USDATA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                        USDATA CORPORATION, INC.




Date:  May 12, 1997                     /s/ Bill E. Newell
                                        -------------------------------------
                                        Bill E. Newell
                                        President and Chief Executive Officer



Date:  May 12, 1997                     /s/ Jay B. Shipowitz
                                        -------------------------------------
                                        Jay B. Shipowitz
                                        Senior Vice President Finance &
                                        Administration, Chief Financial Officer
                                        Treasurer and Secretary (Principal
                                        Financial and Accounting Officer)