Form 10-Q
period 1997-06-30
USDATA CORP
filed 1997-08-13
CIK 943895

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

  X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of  1934.
For the quarterly period ended June 30, 1997

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

               2435 N Central Expressway, Richardson, TX, 75080
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

                        ------------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997:

                Class                           Number of Shares
                                                  Outstanding

Common Stock, Par Value $.01 Per Share          10,836,744 shares

                              USDATA CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.       Financial Statements (Unaudited)

                        Consolidated Balance Sheets at
                        June 30, 1997 and December 31,
                        1996                                                  3

                        Consolidated Statements of Operations
                        for the Three and Six Months Ended
                        June 30, 1997 and 1996                                4

                        Consolidated Statements of  Cash Flows
                        for the Six  Months Ended
                        June 30, 1997 and 1996                                5

                        Notes to Consolidated Financial
                        Statements                                            6

          Item 2.       Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                            7

PART II.  OTHER INFORMATION

          Item 4.       Submission of Matters to a Vote of Security Holders  11

          Item 6.       Exhibits and Reports on Form 8-K                     11

          Signatures                                                         12

          Computation of Per Share Earnings                                  13

USDATA Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
--------------------------------------------------------------------------------

                                                          June 30, 1997  December 31, 1996
                                                          -------------  -----------------

ASSETS
Current assets
      Cash and cash equivalents                              $  5,540    $  6,398
      Accounts receivable, net of allowance for doubtful
        accounts of  $990 and $605, respectively                8,906      10,088
      Inventories                                                 858       1,067
      Income tax receivable                                      --         1,050
      Deferred income taxes                                     2,251       1,375
      Other current assets                                        596         638
                                                             --------    --------
           Total current assets                                18,151      20,616
Property and equipment, net                                     3,370       3,164
Other assets                                                    1,661       1,273
                                                             ========    ========
           Total assets                                      $ 23,182    $ 25,053
                                                             ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                       $  2,594    $  3,516
      Deferred revenue                                          2,307       2,749
      Accrued compensation and benefits                           730         682
      Other accrued liabilities                                 1,506         948
                                                             --------    --------
                  Total current liabilities                     7,137       7,895
 Deferred income taxes                                            510         510
                                                             --------    --------
              Total liabilities                                 7,647       8,405
                                                             --------    --------

Shareholders' equity
      Preferred stock, $.01 par value, 2,200,000 shares
        authorized; none issued or outstanding                   --          --
      Common stock, $.01 par value, 22,000,000 shares
        authorized; 14,343,550 shares issued                      143         143
      Additional paid-in capital                               16,314      16,282
      Subscription receivable from officer                       --        (1,095)
      Retained earnings                                        11,170      12,609
      Treasury stock at cost, 3,507,556 shares in 1997 and
        3,288,021 shares in 1996                              (12,092)    (11,291)
                                                             --------    --------
           Total shareholders' equity                          15,535      16,648
                                                             --------    --------
               Total liabilities and shareholders' equity    $ 23,182    $ 25,053
                                                             ========    ========

See accompanying notes to consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                    Three Months Ended                Six Months Ended
                                                           June 30,                        June 30,
                                                    1997           1996            1997            1996
                                                 -----------    -----------     ------------    -----------
Net sales
      Software                                   $    5,583     $   5,351       $  11,580        $ 12,263
      Systems                                         4,060         4,353           8,089           8,442
                                                 ----------     ---------       ---------        --------

           Total sales                                9,643         9,704          19,669          20,705


Cost of sales                                         3,446         2,698           6,907           5,439
                                                 ----------     ---------       ---------       ---------

           Gross profit                               6,197         7,006          12,762          15,266


Operating expenses
      Selling                                         4,695         5,332          10,372          10,882

      Product development                             1,062         1,080           1,946           2,304

      General and administrative                      1,483           628           2,793           1,659
                                                 ----------    ----------       ---------       ---------

           Total operating expenses                   7,240         7,040          15,111          14,845
                                                 ----------    ----------       ---------       ---------

               Income (loss) from operations        (1,043)           (34)         (2,349)            421


Interest income                                        118            117             168             237
                                                 ---------     ----------       ---------       ---------

Income (loss) before income taxes                     (925)            83          (2,181)            658


Income tax (provision) benefit                         323            (14)            742            (214)
                                                 ---------     ----------       ---------       ---------

      Net income (loss)                          $    (602)    $       69       $  (1,439)      $     444
                                                 =========     ==========       =========       =========

Income (loss) per common share                   $    (.05)    $      .01       $    (.13)      $     .04
                                                 =========     ==========       =========       =========

Weighted average number of shares outstanding       11,380         12,482          11,233          12,455
                                                 =========     ==========       =========       =========


See accompanying notes to consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        Six months ended June 30,
                                                                      ------------------------------
                                                                          1997             1996
                                                                      -------------    -------------

Cash flows from operating activities:
     Net income (loss)                                                $     (1,439)    $        444
        Adjustments to reconcile net income to cash provided by
          (used in) operating activities:
       Depreciation and amortization                                           733              665
       Changes in operating assets and liabilities:
        Accounts receivable                                                  1,182            1,084
        Inventories                                                            209               61
        Income tax receivable                                                1,050                -
        Deferred income taxes                                                 (876)               -
        Accounts payable and accrued liabilities                              (146)          (1,840)
        Deferred revenue                                                      (442)             (10)
        Other - net                                                            110           (1,148)
                                                                      ------------     ------------

        Net cash provided by (used in) operating activities                    381             (744)
                                                                      ------------     ------------

Cash flows from investing activities:
     Capital expenditures                                                     (795)          (1,241)
     Related party note receivable                                               -            7,040
     Capitalized software development costs                                   (582)            (437)
                                                                      ------------      -----------

        Net cash provided by (used in) investing activities                 (1,377)           5,362
                                                                      ------------      -----------

Cash flows from financing activities:
     Proceeds from issuance of common shares                                   190              376
     Payments on capital lease obligations                                     (52)             (30)
                                                                      ------------      -----------

        Net cash provided by financing activities                              138              346
                                                                      ------------      -----------

Net increase (decrease) in cash and cash equivalents                          (858)           4,964

Cash and cash equivalents, beginning of period                               6,398            1,504
                                                                      ------------      -----------
Cash and cash equivalents, end of period                              $      5,540      $     6,468
                                                                      ============      ===========


See accompanying notes to consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements. These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

(2)  RESTRICTED STOCK GRANT
     ----------------------

     During the second quarter of 1997, the Company agreed to cancel the outstanding subscription receivable due from a former officer in exchange for the shares of restricted common stock that secured this receivable. As a result of this transactions 273,910 shares of common stock were put into treasury and the subscription receivable was eliminated.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the dilutive EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company plans to adopt FAS 128 in its financial statements as of and for the year ended December 31, 1997. Based on current circumstances, the adoption of this pronouncement would not have had a material effect on the June 30, 1997 and 1996 EPS amounts reported. Pro forma basic EPS and pro forma dilutive EPS computed assuming FAS 128 had been adopted are equivalent to the historical amounts reported.

     Also, during 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions of these pronouncements, if applicable, for the year ending December 31, 1998. The adoption of the pronouncements will not have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

     USDATA Corporation (the "Company") provides a wide range of software components, hardware systems and services, design, consulting, and maintenance support used by its customers to improve the overall productivity of their businesses and to monitor their automated processes. Specifically, the Company produces automation software tools, marketed under the name FactoryLink/(R)/, that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with management information systems (the "Software Operations"). The Company is also engaged in the sale of automatic identification equipment, distributed management software and related integration services that allow remote, real-time data collection using a variety of automatic identification techniques (the "Systems Operations").

     The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes and customer support and service agreements. These support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 13.7% and 15.6% of Software Operations' net sales during the quarters ended June 30, 1997 and June 30, 1996 respectively. The System Operations' net sales are generated from sales of third-party automated data collection equipment, warehouse management software and related repair, installation and integration services.

     During the first half of 1997, the Company released several significant new products, including the international release of FactoryLink ECS 6.0.3, which introduced double-byte functionality supporting the complex character sets of the Japanese, Chinese and Korean languages. Additionally, the Company released French and German language development and run-time versions of FactoryLink ECS. The Company also announced the worldwide release of FactoryLink ECS WebClient, which has received significant interest and the Company expects this product to increase net sales during 1997. The Company has also \restructured its European operations and hired a new managing director based in London. In addition, effective July 30, 1997 the Company announced the appointment of Robert A. Merry as its new president and chief executive officer.

     The Company employs multiple channels of distribution, which combine the Company's direct sales and support resources with qualified third-party remarketers. The Company currently has 14 sales locations in the United States. The Company also sells internationally through nine field locations and a network of distributors and value added resellers. Export sales are a significant element of the Company's activities and, in the quarters ended June 30, 1997 and 1996, represented 24% and 30%, respectively, of total net sales.

     The statements made above regarding WebClient are forward-looking statements that involve risks and uncertainties. Potential risks and uncertainties include market acceptance, promotional programs and the possible introduction of competitive products.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

                                        Three Months Ended   Six Months Ended
                                               June 30,          June 30,
                                          1997      1996      1997      1996
                                        --------  --------  --------  --------
Net Sales
     Software                               57.9%     55.1%     58.9%     59.2%
     Systems                                42.1      44.9      41.1      40.8
                                        --------  --------  --------  --------

        Total sales                        100.0     100.0     100.0    100.0

Cost of sales                               35.7      27.8      35.1     26.3
                                        --------  --------  --------  --------

        Gross profit                        64.3      72.2      64.9     73.7

Operating expenses
     Selling                                48.7      54.9      52.7     52.6
     Product development                    11.0      11.1       9.9     11.1
     General and administrative             15.4       6.5      14.2      8.0
                                        --------  --------  --------  --------

        Total operating expense             75.1      72.5      76.8     71.7
                                        --------  --------  --------  --------

        Income (loss) from operations      (10.8)      (.3)    (11.9)     2.0


Interest income                              1.2       1.2        .9      1.1
                                        --------  --------  --------  --------

Income (loss) before income taxes           (9.6)%     0.9%     11.0%     3.1%
                                        ========  ========  ========  ========


Comparison of Three Months Ended June 30, 1997 and 1996
-------------------------------------------------------

     Net sales for the quarter ended June 30, 1997 decreased 1% compared to the same period in 1996. Software Operations net sales increased 4% compared to the second quarter of 1996. The increase is a result of a 33% increase in sales in the United States offset by a 20% decrease in international sales.
International sales represented 41% of Software Operations net sales for the quarter ended June 30, 1997, compared to 54% for the same quarter in 1996. Systems Operations net sales decreased 7% compared to the second quarter of 1996 primarily due to increased competition.

     Gross profit margin for the quarter ended June 30, 1997 decreased to 64.3% compared to 72.2% in the comparable quarter of 1996. The decrease in gross margin is a result of competitive pressures on margins in the Systems Operations.

     Selling expenses decreased to 48.7% of net sales for the quarter ended June 30, 1997 compared to 54.9% in the comparable period in 1996. The decrease is a result of the Company's efforts to reduce expenses in the second quarter of 1997, and higher 1996 expenditures to promote FactoryLink ECS. These expenditures include sales seminars throughout the U.S., advertising, international and domestic trade shows, sales collateral material, demonstration CD's, sales videos, travel and training expenses for new salespeople.

     Product development expenses as a percent of net sales for the quarter ended June 30, 1997 approximated the comparable period in 1996. Actual product development expenses, including capitalized development costs of $58,000 and $247,000 in the quarter ended June 30, 1997 and 1996, respectively, were lower, as compared to the second quarter of 1996. This decrease is due to a decrease in the number of engineers on staff. The decrease in capitalized software development costs related to the completion of development efforts on FactoryLink ECS for Asia and Japan and FactoryLink ECS WebClient in the first quarter of 1997.

     General and administrative expenses increased as a percent of net sales for the quarter ended June 30, 1997 compared to the comparable period in 1996. The increase is due to higher information technology costs and an increase in allowance for doubtful accounts.


Comparison of Six Months Ended June 30, 1997 and 1996
-----------------------------------------------------

     Net sales for the six months ended June 30, 1997 decreased 5% compared to the same period in 1996. Software Operations net sales decreased 6% compared to the six months ended June 30, 1996. The decrease is a result of a 24% increase in sales in the United States offset by a 33% decrease in international sales. International sales represented 36% of Software Operations net sales for the six months ended June 30, 1997, compared to 52% for the six months ended June 30, 1996. Systems Operations net sales decreased 4% compared to the six months ended June 30, 1996 primarily due to increased competition.

     Gross profit margin for the six months ended June 30, 1997 decreased to 64.9% compared to 73.7% in the comparable 1996 period. The decrease in gross margin is a result of competitive pressures on margins in the Systems Operations.

     Selling expenses remained consistent at 52.7% of net sales for the six months ended June 30, 1997 compared to 52.6% in the comparable period in 1996.

     As a percent of net sales, product development expenses for the six months ended June 30, 1997 of 9.9% were below the comparable period in 1996, at 11.1%, primarily due to a decrease in the number of engineers on staff and higher capitalized software development costs. Actual product development expenses, including capitalized development costs of $582,000 and $437,000 in the six months ended June 30, 1997 and 1996, respectively, were lower, as compared to the six months ended June 30, 1996. This decrease is due to a decrease in the number of engineers on staff. The increase in capitalized software development costs related to development efforts on FactoryLink ECS for Asia and Japan and FactoryLink ECS WebClient.

     General and administrative expenses increased as a percent of net sales for the six months ended June 30, 1997 compared to the comparable period in 1996. The increase is due to lower net sales in for the first six months of 1997 compared to 1996, higher information technology costs and an increase in allowance for doubtful accounts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities provided $381,000 of cash during the six months ended June 30, 1997. Offsetting the net loss for the six months ended June 30, 1997 was the collection of an income tax receivable of approximately $1.1 million, decreased accounts receivable and inventory reductions. During the six months ended June 30, 1997, the Company invested $795,000 in capital equipment, primarily computers, and capitalized $582,000 in software development costs.

     During June of 1997, the Company's previous $5 million revolving credit facility expired. The Company did not make any borrowings under this facility and intends on securing a similar facility during the second half of 1997.

     The Company believes cash on hand and cash generated from operations will be sufficient to satisfy its operating cash needs into the first half of 1998. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions.

PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company held its Annual Meeting of Shareholders on June 24, 1997. At this meeting, the shareholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated May 28, 1997. One nominee named in the Proxy Statement resigned from the Board of Directors for personal reasons prior to the Annual Meeting of Shareholders. The number of votes cast were as follows:


I.   ELECTION OF DIRECTORS



                             FOR                WITHHELD
                             ---                --------

Arthur R. Spector         8,281,691             155,196
Gary J. Anderson, M.D.    8,281,741             155,146
James W. Dixon            8,281,841             155,046
Max D. Hopper             8,281,591             155,296
Jerry L. Johnson          8,262,324             174,563
Jack L. Messman           8,094,929             341,958


ITEM 6.   EXHIBITS


          (a)   Exhibits (filed as part of this report).

                Number          Description
                ------          -----------

                11              Computation of Income Per Common Share

                27              Financial Data Schedule
                                 (Edgar Version Only)


          (b)   Reports on Form 8-K


                No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1997

                      USDATA CORPORATION AND SUBSIDIARIES


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                              USDATA CORPORATION, INC.





Date: August 12, 1997         /s/ Robert A. Merry
                              --------------------------------------------------
                              Robert A. Merry
                              President and Chief Executive Officer




Date: August 12, 1997         /s/ Freddy L. Holder
                              --------------------------------------------------
                              Freddy L. Holder
                              Controller
                              (Principal Financial and Accounting Officer)