Form 10-Q
period 1997-09-30
USDATA CORP
filed 1997-11-14
CIK 943895

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
----
Exchange Act of  1934. For the quarterly period ended September 30, 1997

     Transition Report pursuant to Section 13 or 15(d) of the Securities
----
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

                         ----------------------------

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

                         ----------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997:

              Class                                    Number of Shares
                                                          Outstanding

Common Stock, Par Value $.01 Per Share                 10,906,531 shares

                              USDATA CORPORATION
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I.     FINANCIAL INFORMATION

            Item 1.     Financial Statements (Unaudited)

                        Consolidated Balance Sheets at
                        September 30, 1997 and December 31,
                        1996                                               3

                        Consolidated Statements of Operations
                        for the Three and Nine Months Ended
                        September 30, 1997 and 1996                        4

                        Consolidated Statements of  Cash Flows
                        for the Nine Months Ended
                        September 30, 1997 and 1996                        5

                        Notes to Consolidated Financial
                        Statements                                         6

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                         7

PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K                  11

            Signatures                                                    12

            Computation of Per Share Earnings                             13

USDATA Corporation and Subsidiaries


USDATA Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
---------------------------------------------------------------------------------------------------------------------

                                                               September 30, 1997   December 31, 1996
                                                               ------------------   -----------------

ASSETS
Current assets:
      Cash and cash equivalents                                     $  4,334           $  6,398
      Accounts receivable, net of allowance for doubtful
        Accounts of  $1,374 and $605, respectively                     6,828             10,088
      Inventories                                                        880              1,067
      Income tax receivable                                             --                1,050
      Deferred income taxes                                            2,838              1,375
      Other current assets                                               334                638
                                                                    --------           --------
           Total current assets                                       15,214             20,616
Property and equipment, net                                            3,277              3,164
Other assets                                                           2,313              1,273
                                                                    --------           --------
           Total assets                                             $ 20,804           $ 25,053
                                                                    ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                              $  1,601           $  3,516
      Deferred revenue                                                 2,238              2,749
      Accrued compensation and benefits                                  671                682
      Other accrued liabilities                                        1,584                948
                                                                    --------           --------
           Total current liabilities                                   6,094              7,895
Deferred income taxes                                                    510                510
                                                                    --------           --------
              Total liabilities                                        6,604              8,405
                                                                    --------           --------

Shareholders' equity:
      Preferred stock, $.01 par value, 2,200,000 shares
        authorized; none issued or outstanding                          --                 --
      Common stock, $.01 par value, 22,000,000 shares
        authorized; 14,343,550 shares issued                             143                143
      Additional paid-in capital                                      16,315             16,282
      Subscription receivable from officer                              --               (1,095)
      Retained earnings                                                9,832             12,609
      Treasury stock at cost, 3,438,394 shares in 1997 and
        3,288,021 shares in 1996                                     (12,090)           (11,291)
                                                                    --------           --------
           Total shareholders' equity                                 14,200             16,648
                                                                    --------           --------
               Total liabilities and shareholders' equity           $ 20,804           $ 25,053
                                                                    ========           ========



See accompanying notes to consolidated financial statements.

USDATA Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                       Nine Months Ended
                                                              September 30,                          September 30,
                                                          1997           1996                   1997            1996
                                                       -----------    -----------            -----------     -----------
Net sales:
      Software                                         $  4,859           $  4,807           $ 16,439           $ 17,070
      Systems                                             2,341              4,875             10,430             13,317
                                                       --------           --------           --------           --------

          Total sales                                     7,200              9,682             26,869             30,387

Cost of sales                                             1,780              3,922              8,687              9,361
                                                       --------           --------           --------           --------

          Gross profit                                    5,420              5,760             18,182             21,026

Operating expenses:
      Selling                                             4,679              5,857             15,051             16,739
      Product development                                   871              1,133              2,817              3,437
      General and administrative                          1,942              1,158              4,735              2,817
                                                       --------           --------           --------           --------
          Total operating expenses                        7,492              8,148             22,603             22,993

               Loss from operations                      (2,072)            (2,388)            (4,421)            (1,967)

Interest income                                              46                105                214                342
                                                       --------           --------           --------           --------

Loss before income taxes                                 (2,026)            (2,283)            (4,207)            (1,625)

Income tax benefit                                          688                696              1,430                482
                                                       --------           --------           --------           --------

      Net loss                                         $ (1,338)          $ (1,587)          $ (2,777)          $ (1,143)
                                                       ========           ========           ========           ========

Loss per common share                                  $  (0.12)          $  (0.14)          $  (0.25)          $  (0.10)
                                                       ========           ========           ========           ========

Weighted average number of shares outstanding            10,852             11,037             11,105             11,004
                                                       ========           ========           ========           ========



See accompanying notes to consolidated financial statements.

USDATA Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

----------------------------------------------------------------------------------------------------
                                                                           Nine months ended
                                                                             September 30,
                                                                     -------------------------------
                                                                         1997              1996
                                                                     --------------    -------------
Cash flows from operating activities:
     Net loss                                                        $     (2,777)     $    (1,143)
        Adjustments to reconcile net income to cash provided by
          operating activities:
      Depreciation and amortization                                         1,301              989
      Changes in operating assets and liabilities:
        Accounts receivable                                                 3,260            1,834
        Inventories                                                           187              648
        Income tax receivable                                               1,050           (1,190)
        Accounts payable and accrued liabilities                           (1,120)             330
        Deferred revenue                                                     (511)               8
        Other - net                                                          (953)            (725)
                                                                     ------------      -----------

        Net cash provided by operating activities                             437              751
                                                                     ------------      -----------
Cash flows from investing activities:
     Capital expenditures                                                  (1,220)          (1,819)
     Related party note receivable                                              -            7,040
     Capitalized software development costs                                (1,422)            (719)
                                                                     ------------      -----------

        Net cash provided by (used in) investing activities                (2,642)           4,502
                                                                     ------------      -----------
Cash flows from financing activities:
     Proceeds from issuance of common shares                                  193              387
     Payments on capital lease obligations                                    (52)             (45)
                                                                     ------------      -----------
        Net cash provided by financing activities                             141              342
                                                                     ------------      -----------

Net increase (decrease) in cash and cash equivalents                       (2,064)           5,595

Cash and cash equivalents, beginning of period                              6,398            1,504
                                                                     ------------      -----------
Cash and cash equivalents, end of period                             $      4,334      $     7,099
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

(2)  RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) was issued. FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and dilutive EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the dilutive EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented. The Company plans to adopt FAS 128 in its financial statements as of and for the year ended December 31, 1997. Based on current circumstances, the adoption of this pronouncement would not have had a material effect on the September 30, 1997 and 1996 EPS amounts reported. Pro forma basic EPS and pro forma dilutive EPS computed assuming FAS 128 had been adopted are equivalent to the historical amounts reported.

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

     The Company currently derives all of its net sales from the Software Operations and the Systems Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes and customer support and service agreements. These support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 14.3% and 12.0% of Software Operations' net sales during the quarters ended September 30, 1997 and 1996 respectively. The System Operations' net sales are generated from sales of third-party automated data collection equipment, warehouse management software and related repair, installation and integration services.

     During the first nine months of 1997, the Company released several significant new products, including the international release of FactoryLink ECS 6.0.3, which introduced double-byte functionality supporting the complex character sets of the Japanese, Chinese and Korean languages. Additionally, the Company released French and German language development and run-time versions of FactoryLink ECS. The Company also announced the worldwide release of FactoryLink ECS WebClient. The Company has also restructured its European operations and hired a new managing director based in the United Kingdom. In addition, effective July 30, 1997 the Company announced the appointment of Robert A. Merry as its new president and chief executive officer. The Company is currently implementing a new strategic plan with plans for investment spending over the next several quarters. Under the new strategy, the Company will be evaluating each of its business lines and how each line will fit with its new strategic direction.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                       September 30,
                                                           1997            1996                 1997            1996
                                                         ---------       --------            ----------       --------
Net Sales:
     Software                                                 67.5 %         49.6 %                61.2 %         56.2 %
     Systems                                                  32.5           50.4                  38.8           43.8
                                                         ---------       --------            ----------       --------

        Total sales                                          100.0          100.0                 100.0          100.0

Cost of sales                                                 24.7           40.5                  32.3           30.8
                                                         ---------       --------            ----------       --------
        Gross profit                                          75.3           59.5                  67.7           69.2

Operating expenses:
     Selling                                                  65.0           60.5                  56.0           55.1
     Product development                                      12.1           11.7                  10.5           11.3
     General and administrative                               27.0           12.0                  17.6            9.3
                                                         ---------       --------            ----------       --------

        Total operating expenses                             104.1           84.2                  84.1           75.7
                                                         ---------       --------            ----------       --------

        Loss from operations                                 (28.8)         (24.7)                (16.5)          (6.5)

Interest income                                                 .6            1.1                    .8            1.1
                                                         ---------       --------            ----------       --------

Loss before income taxes                                     (28.2)%        (23.6)%               (15.7)%         (5.4)%
                                                         =========       ========            ==========       ========


Comparison of Three Months Ended September 30, 1997 and 1996
------------------------------------------------------------

     Net sales for the quarter ended September 30, 1997 decreased 26% compared to the same period in 1996. Software Operations net sales increased 1% compared to the third quarter of 1996. The increase in software sales is a result of a 14% increase in sales in the United States offset by a 12% decrease in international sales. International software sales represented 44% of Software Operations net sales for the quarter ended September 30, 1997, compared to 51% for the same quarter in 1996. Systems Operations net sales decreased 52% compared to the third quarter of 1996 primarily due to increased competition, turnover in sales staff and shipping backlog created in September 1997, while converting to a new integrated accounting system.

     Gross profit margin for the quarter ended September 30, 1997 increased to 75% compared to 59% in the comparable quarter of 1996. The increase in gross margin is a result of higher third quarter 1997 software sales, which carry a higher margin, as a percent of total third quarter 1997 sales.

     Selling expenses increased to 65.0% of net sales for the quarter ended September 30, 1997 compared to 60.5% in the comparable period in 1996. The increase is a result of lower total sales in 1997 compared to 1996. Selling expenses in absolute dollars decreased $1.2 million when compared to the third quarter of 1996. The decrease is a result of the Company's efforts to reduce expenses based upon reductions in revenue.

     Product development expenses as a percent of net sales for the quarter ended September 30, 1997 increased to 12.1% of total sales compared to 11.7% in the third quarter of 1996. The increase is a result of lower total sales in 1997 compared to 1996. Actual gross product development costs were 1.7 million, including capitalized development costs of $840,000, for the third quarter of 1997 compared to $1.4 million, including capitalized development costs of $282,000 in the quarter ended September 30, 1996. This increase is due to development efforts on the Company's next generation of FactoryLink products. A portion of the continuing development costs will be capitalized throughout the remainder of 1997 and into 1998.

     General and administrative expenses increased as a percent of net sales and in absolute dollars for the quarter ended September 30, 1997 compared to the comparable period in 1996. The increase is due to higher information technology costs, consulting fees and an increase in allowance for doubtful accounts.

Comparison of Nine Months Ended September 30, 1997 and 1996
-----------------------------------------------------------

     Net sales for the nine months ended September 30, 1997 decreased 12% compared to the same period in 1996. Software Operations net sales decreased 4% compared to the nine months ended September 30, 1996. The decrease in software sales is a result of a 14% increase in sales in the United States offset by a 20% decrease in international sales. International software sales represented 42% of Software Operations net sales for the nine months ended September 30, 1997, compared to 51% for the nine months ended September 30, 1996. Systems Operations net sales decreased 22% compared to the nine months ended September 30, 1996 primarily due to increased competition and turnover in sales staff.

     Gross profit margin for the nine months ended September 30, 1997 decreased to 68% compared to 69% in the comparable 1996 period.

     Selling expenses increased to 56.0% of net sales for the nine months ended September 30, 1997 compared to 55.1% in the comparable period in 1996. The slight decrease is due to lower total sales in 1997 compared to 1996. Selling expenses in absolute dollars decreased $1.7 million when compared to the third quarter of 1996. The decrease is a result of the Company's efforts to reduce expenses based upon reductions in revenue.

     Product development expenses as a percent of net sales for the nine months ended September 30, 1997 decreased to 10.5% of total sales compared to 11.3% in the first nine months of 1996. The decrease is primarily due to higher capitalized software development costs in 1997. Actual gross product development costs were $4.2 million, including capitalized development costs of $1.4 million for the nine months ended September 30, 1997, compared to $4.2 million, including $.7 million in capitalized development costs in the nine months ended September 30, 1996. A portion of the continuing development costs will be capitalized throughout the remainder of 1997 and into 1998.

     General and administrative expenses increased as a percent of net sales and in absolute dollars for the nine months ended September 30, 1997 compared to the comparable period in 1996. The increase is due to lower net sales in for the first nine months of 1997 compared to 1996, higher information technology costs and an increase in allowance for doubtful accounts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's operating activities provided $437,000 of cash during the nine months ended September 30, 1997. Offsetting the net loss for the nine months ended September 30, 1997 was the collection of an income tax receivable of approximately $1.1 million and decreased accounts receivable. During the nine months ended September 30, 1997, the Company invested $1.2 million in capital equipment, primarily computers, and capitalized $1.4 million in software development costs.

     During June of 1997, the Company's previous $5 million revolving credit facility expired. The Company did not make any borrowings under this facility and is in the process of securing a similar facility.

     The Company believes cash on hand and cash generated from operations will be sufficient to satisfy its operating cash needs into the future. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions.


FORWARD LOOKING STATEMENTS
--------------------------

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "Results of Operations" and "Liquidity and Capital Resources" may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (under the caption "Business Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

PART II.  OTHER INFORMATION


ITEM  6.  EXHIBITS


          (a)  Exhibits (filed as part of this report).

               Number    Description
               ------    -----------

               11        Computation of Income Per Common Share

               27        Financial Data Schedule
                           (Edgar Version Only)


          (b)  Reports on Form 8-K

               No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1997

                      USDATA CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                USDATA CORPORATION, INC.



Date: November 14, 1997         /s/ Robert A. Merry
                                -------------------
                                Robert A. Merry
                                President and Chief Executive Officer



Date: November 14, 1997         /s/ Freddy L. Holder
                                --------------------
                                Freddy L. Holder
                                Controller
                                (Principal Financial and Accounting Officer)