Form 10-K
period 1997-12-31
USDATA CORP
filed 1998-03-31
CIK 943895

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------    -------------

                         Commission file number 0-25936

                               USDATA CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     75-2405152
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                           2435 N. Central Expressway
          Richardson, Texas                                 75080
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (972) 680-9700

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                            Name of each exchange on
                                                       which registered
None                                                    Not applicable
---------                                               --------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 1998, was approximately
     $54,724,120 based on the sale price of the Common Stock on February 27, 1998, of $4.9375 as reported by the NASDAQ National Market System.

  As of February 27, 1998, the registrant had outstanding 11,083,366 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be
     held on June 1, 1998 are incorporated herein by reference in Part III,
                            Items 10, 11, 12 and 13.

                               USDATA CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

ITEM 1.   BUSINESS

GENERAL

         USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application software and development tools, and related consulting services. The Company's products and services help automate manufacturing and process control applications. Its real-time data management capabilities enable customers to reduce operating costs, shorten cycle times, improve product quality and increase productivity. The Company's products are noted for high-performance, ease-of-use and support of enterprise computing environments. The Company's customers are in a wide variety of industries, including chemical, oil and gas, food, beverage, automotive, aerospace, telecom, electronics, transportation and other industries.

         The Company produces automation software tools that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with management information systems (the "Software Operations"). The Company's family of software products, marketed under the name FactoryLink ECS(R), provides a powerful set of software tools designed for users who are technically competent but who may not be experienced software programmers.

         The Company has announced its intention to dispose of its system integration and hardware servicing business (the "Systems Operations"). This business has historically been engaged in the design and turnkey implementation of integrated third-party data collection systems that allow remote, real-time data collection using a variety of automatic identification ("Auto ID") techniques. The Company has employed various technologies in its Systems Operations, including supervisory and network management software, to add value to the hardware components of its turnkey solutions. In addition the Company has provided maintenance support and spare parts for the hardware components of its turnkey solutions.

         As a result of the decision to dispose of the Systems Operations, the Company's revenues and operating expenses for the years presented herein reflect only the Software Operations with the net results of the Systems Operations reported as a single line item entitled income from discontinued operations.

         During the year ended December 31, 1997, the Company's Software Operations generated $ 22.4 million of net sales.

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

         The Company's core software product, FactoryLink ECS, is a family of object oriented application components used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink communicates with automation equipment, such as programmable logic controllers ("PLCs"), and provides supervisory and control functions such as monitoring, data gathering, data trending, statistical process control, alarming and reporting of real-time and historical data as well as interactive, dynamic color graphics. The following are several of the distinguishing features of
FactoryLink:

         Open Architecture - FactoryLink ECS's proprietary open systems architecture enables customers to develop their own applications for specific manufacturing and process automation tasks independent of operating systems or network protocols;

         Multiple User Architecture - Running under Microsoft NT, FactoryLink ECS seamlessly supports multiple interactive concurrent users on the same server, all having independent control capabilities, which reduces the number of network servers required;

         Superior Speed and Performance - FactoryLink is capable of processing in real-time, up to 2,000,000 discrete pieces of data, or "tags," a feature that supports complex systems;

         Relational Database Management System Interfaces - FactoryLink ECS supports the most widely used relational databases and permits simultaneous access to multiple databases from a single source;

         Object Oriented Programming - FactoryLink's proprietary reusable compound objects, called PowerObjects which encapsulate Visual Basic and allow users to condense multiple, complex instructions into a single action and thereby to increase the user' s productivity; and

         Scalability and Ease of Use - FactoryLink ECS has virtually unlimited scalability and provides easy to use functionality in an open type environment.

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

         The Company believes that the FactoryLink ECS software package with its real-time, open systems architecture, multi-platform and strong relational database interface capabilities is well positioned at the supervisory control level of the automation software market. The proliferation of PLCs continues to increase the need to collect, analyze and utilize business information on a real-time basis to optimize various business processes. At the same time, with developing enterprise-wide information systems connecting divisions or other business units that develop information systems autonomously, businesses are increasingly confronted by the need to accommodate disparate operating systems or to undertake their wholesale replacement with the attendant costs and conversion risks. As corporations using disparate operating systems and technologies re-engineer their businesses, reduce staff and strive to improve cycle time characteristics, while handling ever-increasing volumes of information, the requirement for high performance, real-time, open architecture software becomes increasingly important.

         The worldwide market for real-time industrial automation software products that could be served by the Company is estimated to have been $334 million in 1997, and is estimated to grow approximately 13% annually according to studies by Automation Research Corporation.


Products

         The Company's core software products are its FactoryLink ECS family of application software development tools. FactoryLink utilizes an open systems architecture made possible by the Company's patented "Open Software Bus," an innovative architecture for real-time application software. The Open Software Bus is comprised of interchangeable FactoryLink ECS modules and a real-time database through which all modules link and communicate. Because the modules are independent of hardware and software standards, the customer's application is also insulated from changes in these underlying standards and from changes in hardware and network operating environments. ECS Lite provides scaled down systems on the Windows platforms designed to support smaller MMI and OEM applications.

During the second quarter of 1997, the Company introduced WebClient, which provides the ability to view and control any FactoryLink ECS server running Microsoft Windows NT using a simple Web browser. WebClient is written as an Active X control and can be inserted into any compatible Active X enabled application. This product allows users to access and control FactoryLink servers across an Intranet or the Internet.

         The FactoryLink ECS software enables a customer to:

o Create easy to use, real-time supervisory control applications that provide dynamic graphical representations of manufacturing and other automated processes;

o Design, test and build an automation application without computer programming knowledge through the use of an interactive graphical interface, pull-down menus, mouse-driven, point-and-click commands and fill-in-the-blank configuration tables;

o Develop automation applications that are portable and scaleable from low-end to high-end systems;

o Deploy completed applications easily and economically throughout an enterprise that may use different types of computer hardware and operating systems;

o Provide an upgrade path by allowing easy modification of applications in response to customers' changing business needs; and

o    Maintain completed applications in an efficient and cost effective manner.

         FactoryLink ECS's architecture permits the user to pick and choose the exact functionality required for a particular application. It allows the user to design high performance, real-time systems capable of handling large amounts of data. Techniques for exception processing, message compression and high-speed data transfer achieve optimal functionality under this architectural arrangement.

         In addition, FactoryLink ECS's open systems architecture enables customers to use without modification the same FactoryLink ECS application on a wide variety of major computer platforms, operating systems, graphical user interfaces (GUI), relational database management systems (RDBMS), networking protocols, proprietary control equipment interface standards and other underlying hardware and software. FactoryLink ECS runs on Microsoft's Windows NT, Windows 95, IBM's OS/2(R), and various versions of UNIX platforms such as IBM's AIX(TM), Hewlett-Packard's HP-UX(TM), Sun Solaris and DEC UNIX.

         In late 1997 the Company began beta-testing its latest real-time application server product, FactoryLink ECS 6.5 for Microsoft Windows NT and Windows 95. This product provides a number of enhancements and was released for general distribution in February 1998. Over the past several years, Windows NT and Windows 95 have emerged as the dominant operating systems used for FactoryLink ECS, and in 1997 over 80% of all FactoryLink ECS shipments were for these operating system environments. As a result, the Company has made a decision to focus nearly all future product development on products intended for these operating systems.

         FactoryLink ECS 6.5 provides Year 2000 compliance, as will all future USDATA product releases. The Company has a long heritage in the industrial automation software business and intends to release Year 2000 compliant versions on all FactoryLink platforms including DOS, UNIX and OS/2. To provide the Company's customers with a convenient means to obtain information regarding Year 2000 compliance of its products, the Company maintains a Web site (www.usdata.com) with the latest information regarding Year 2000 compliance for its products, including a statement of what it means when a product is designated as Year 2000 compliant.

Marketing, Sales and Distribution

         The Company's sales and support organization includes channel management personnel and a corporate telemarketing group for lead generation, as well as authorized value-added resellers, systems integrators, original equipment manufacturers, independent software vendors and distributors worldwide that acquire licenses for the Company's products at a discount for remarketing and may provide training and consulting services to end-users. The Company's sales and support organization is therefore able to combine its internal resources with the resources, expertise and customer base of qualified third-party integrators, remarketers and distributors.

         The Company's internal sales and marketing organization for its Software Operations consists of 74 persons as of December 31, 1997 and is based in Richardson, Texas. The Company has field sales locations in 9 other cities in the United States and in Belgium, England, Denmark, Germany, France, Italy and Singapore.

         Historically, the Company has sought to promote cooperative sales efforts and to minimize channel conflicts through a geographical team approach and a compensation system that rewards sales personnel for total sales generated by all channels in their respective territories. During the latter part of 1997, the Company adopted a sales and marketing strategy directed at specific vertical industry groups. At the same time, the Company has de-emphasized its direct sales activities and is increasing its efforts in developing and enhancing its relationships with key distributors and VAR's capable of providing the level of support and expertise required in the real-time manufacturing and process control application within the vertical industry groups. The Company believes that working through key partners at the distribution level will enhance its ability to provide products and services best suited for its targeted customers.

         Through all of its sales channels, the Company seeks to attract potential customers with a solutions approach of meeting their strategic, enterprise-wide needs of supervising, monitoring and controlling their manufacturing and automated processes. The Company deploys a sales staff which can be consultative regarding enterprise wide applications and integration services when specific integration or process jobs are being discussed.

         In support of its sales efforts, the Company conducts comprehensive marketing programs that include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communications programs. The Company sponsors user groups and user product direction committees as a source of feedback about its customers' needs. The Company also seeks to stimulate interest in its products and to keep its customers informed of advances in application development technology through demonstrations, promotional seminars, publications, technical notes and newsletters.

Customer Service

         The Company believes a high level of customer service and technical support is critical to customer satisfaction, especially since many of the Company's customers use FactoryLink to develop complex, large-scale applications on which the success of their organizations may depend. The Company has established, and intends to continue to enhance and expand, an integrated, highly-skilled customer service and technical support organization and a worldwide base of authorized third-party trainers and consultants.

         In addition to field sales and technical support, the Company provides telephone customer service support staffed by experienced personnel who are available to answer customers' technical questions. Annual software support agreements are available to customers in various forms. Many value-added resellers and systems integrators that sell the Company's products also offer post-sale customer support. The Company also sponsors a software forum on the CompuServe on-line information service.

         The Company provides customer support for its products on the Web, allowing users access to the latest software fixes, FAQ's (frequently asked questions), detailed examples and most importantly, on-line trouble shooting/problem submission. The Company also maintains a FactoryLink Certified Integrator Program. Members of this program have specific vertical market and industry expertise, established relationships with prominent hardware and software vendors and a track record of quality products and successful application implementations.

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

Customers

         Since the introduction of the FactoryLink software product in 1986, the Company has licensed more than 26,000 copies of the product worldwide for use in the chemical, oil and gas, food, beverage, public utility, pharmaceutical, pulp and paper, automotive, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. Established customers include Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Hewlett-Packard Company, Michelin Tire Corporation and Nestle Food Company. In the year ended December 31, 1997, no single end-user of the Company's products accounted for greater than 10% of total net sales.

         Sales to foreign software clients (primarily in Europe) continue to be a significant source of revenue for the Company. For the year ended December 31, 1997, the Company realized net sales from its international operations of $9.9 million (44% of net sales), as compared with $12.0 million for the comparable 12 month period (50% of net sales). Virtually all of these international sales were of the Company's FactoryLink software products. During 1997 the Company released an international version of FactoryLink ECS 6.0.3, which introduced double-byte functionality supporting the complex character sets of the Japanese, Chinese and Korean languages. Additionally, the Company released French and German language development and run-time versions of FactoryLink ECS. See also Note 9 to Notes to Consolidated Financial Statements for additional information on export sales.

         The Company has maintained a long-term partner relationship Schneider Automation. Schneider and its predecessors have been purchasing a private label and OEM version of FactoryLink from the Company since 1989 and, for the year ended December 31, 1997 and 1996 accounted for $2.8 million and $1.3 million or 13% and 5%, respectively, of total net sales.

Product Innovation and Development

         The Company's current product development efforts are focused on maintaining the competitiveness of its current products, including development of future releases, improvements in the ease of use of its products and creation of new application modules and development tools. The independence of its products from underlying hardware platforms, GUIs, RDBMSs, networks and other technologies and standards gives the Company the flexibility to evaluate a wide range of new opportunities to expand the current scope of its products. The Company believes that its future success is substantially dependent on its product innovation and development efforts, and periodic and timely upgrades to its software. The Company's utilizes both internal staff and contract engineering organizations to meet its product development requirements. The Company's internal product development staff currently consists of approximately 16 employees.

         During the years ended December 31, 1997 and 1996, product development expenses related to the Company's Software Operations were approximately $ 3.6 million and $ 4.6 million, respectively. In the years ended December 31, 1997 and 1996, the Company expended 16%, and 19%, respectively, of its total net sales on product development. The Company anticipates that it will continue to commit substantial resources to product development in the future. See Note 1 to the Notes to Consolidated Financial Statements for additional information on how the Company accounts for such costs.

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

         The Company competes with a number of software suppliers, including Intellution, owned by Emerson Electric, GEF Automation, owned by FEF-Fuanuc, Rockwell Software, owned by Rockwell Automation and Wonderware Corporation (which has been publicly owned but in February 1998 announced their agreement to be acquired by Siebe plc, a UK based company), as well as large PLC and DCS manufacturers that provide similar software along with their hardware products. Additionally, certain businesses develop these types of systems internally. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Certain of these organizations may also have greater name recognition and a larger installed product base than the Company. The Company's competitors could introduce products in the future with more features and lower prices than the Company's product offerings. These organizations could also bundle existing or new products with other products or systems to compete with the Company. As the market for industrial automation and process control software products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

SYSTEMS OPERATIONS

         The Company's Systems Operations markets, supports and services third-party Auto ID and data collection equipment. Auto ID is essentially the entry of data into computers without the need for manual keyboard entry. Bar coding is the predominant automatic identification technology. The equipment includes bar code printers, scanners, data terminals and related data collection devices to improve the speed and accuracy with which businesses capture data for computer input. Systems Operations also consults with customers on the options available to meet the customers' specific needs, provides technical advice on specialized applications and designs, assembles and installs complete systems on-site and provides related repair and maintenance services. Where appropriate, the Company combines its own proprietary or other third party vendor software products with associated Auto ID equipment to provide a turnkey solution to its customers.

Effective December 31, 1997, the Company adopted a formal plan to dispose of its Systems Operations and expects to complete the disposal during the first half of 1998. See Note 4 of Notes to Consolidated Financial Statements for additional information.

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

         The Company believes that existing intellectual property laws and other protective measures afford only limited practical protection for the Company's software. Furthermore, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Shrink-wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy or reverse-engineer certain portions of the Company's products or to obtain and use information that the Company regards as proprietary.

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

EMPLOYEES

         As of December 31, 1997, the Company had approximately 156 full-time employees. None of the Company's employees is subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified. The following persons were executive officers of the Company at March 31, 1997:

Name                                Age     Position
-------------------------------------------------------------------------------------------------
Robert A. Merry                     48      President and Chief Executive Officer
Robert L. Drury                     51      Vice President, Chief Financial Officer and Treasurer

       Robert A. Merry - Mr. Merry joined the Company in July of 1997 as President and Chief Executive Officer. From 1992 through 1997, Mr. Merry served as President, Process Manufacturing SBU of EDS Corporation. Prior to his service at EDS, Mr. Merry served as Vice President, Sales and Marketing for DTM Corporation, from 1991 to 1992 and as Vice President, North American Operations for Execucom Systems Corporation from 1985 to 1991.

         Robert L. Drury, - Mr. Drury joined the Company in December 1997 as Vice President and Chief Financial Officer. He was subsequently elected Treasurer and Secretary of the Company in February of 1998. From December 1992 until he joined the Company, Mr. Drury was Chief Financial Officer, Vice President of Finance and Treasurer for Interphase Corporation in Dallas, Texas. From 1988 to 1992, Mr. Drury was Chief Financial Officer at Ben Hogan Company in Fort Worth, Texas. From 1983 to 1988, Mr. Drury was Corporate Controller at Recognition Equipment, Inc. in Dallas, TX.

ITEM 2.           PROPERTIES

         The Company leases approximately 50,000 square feet of office space and 7,600 square feet of warehouse and depot repair space in Richardson, Texas. The lease agreement with respect to the office space expires in 2000, and the lease agreement with respect to the warehouse space expires in 1998. The Company leases additional office space in major cities in the United States and in Europe. The Company considers its leased real property adequate for its current and reasonably foreseeable needs. The Company believes that suitable additional or alternative space will be available as needed to accommodate the expansion of corporate operations and additional sales offices.

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

         None.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), has been listed on the Nasdaq National Market since June 16, 1995, under the symbol "USDC". The following table sets forth, on a per share basis for the periods shown, the range of high and low closing prices of the Company's Common Stock compiled from published sources:

                                                      High              Low
                                                      ----              ---
         1997:
         Fourth Quarter                               5.31             3.88
         Third Quarter                                6.00             3.33
         Second Quarter                               6.00             3.00
         First Quarter                                9.00             3.63

         1996:
         Fourth Quarter                              11.50             5.50
         Third Quarter                               19.00             9.50
         Second Quarter                              24.75            17.00
         First Quarter                               18.50            14.50

         As of December 31, 1997, there were approximately 2,600 beneficial holders of record of the Company's Common Stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses or clearing agencies but include each such brokerage house or clearing agency as one stockholder).

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

                                                                                               Ten Month
                                                                                              Fiscal Year
                                                                                                 Ended
                                                               Years Ended December 31,         December     Year Ended
                                                        ------------------------------------       31,       February 28,
                                                          1997          1996           1995        1994         1994
                                                        ------------------------------------  ---------------------------
STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

Net sales                                               $ 22,381      $ 23,885      $ 24,407     $ 18,019     $ 18,240

Income (loss) from continuing operations                  (3,907)       (2,650)          760        1,337        1,519

Net income (loss)                                       $ (3,690)     $ (1,056)     $  1,626     $  2,689     $  3,204

Income (loss) per share from continuing operations:
   Basic                                                $  (0.35)     $  (0.24)     $   0.08     $   0.13     $   0.15
   Diluted                                              $  (0.35)     $  (0.24)     $   0.08     $   0.12     $   0.13

BALANCE SHEET DATA
(in thousands)

Total assets                                            $ 19,254      $ 21,717      $ 21,116     $  9,087     $ 12,609

Long term debt, including current portion                     --            --            --        4,000           --

Stockholder' equity                                     $ 13,873      $ 16,648      $ 17,331     $  2,024     $  9,856

Effective March 1, 1994, the Company changed its fiscal year-end from February 28 to December 31.

Effective December 31, 1997, the Company's board of directors approved a plan to discontinue its Systems Operations. All financial data presented has been restated to reflect the discontinuance of these operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW


USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application software and development tools, and related consulting services. The Company's products and services help automate manufacturing and process control applications. Its real-time data management capabilities enable customers to reduce operating costs, shorten cycle times, improve product quality and increase productivity. Specifically, the Company produces automation software tools, marketed under the name FactoryLink(R), that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with corporate information systems (the "Software Operations").

The Company currently derives all of its net sales from the Software Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes, technical support and service agreements. These support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 11.0%, 9.5% and 7.0% of Software Operations' net sales during the years ended December 31, 1997, 1996, and 1995, respectively.

During 1997, the Company released several significant new products, including the international release of FactoryLink ECS 6.0.3, which introduced double-byte functionality supporting the complex character sets of the Japanese, Chinese and Korean languages. Additionally, the Company released French and German language development and run-time versions of FactoryLink ECS. The Company also announced the worldwide release of FactoryLink ECS WebClient, which provides the ability to view and control any FactoryLink ECS server running Microsoft Windows NT using a simple Web browser. In the latter part of 1997 the Company was in beta test with FactoryLink ECS 6.5 for Microsoft Windows NT and Windows 95. This real-time information platform supports powerful client access environments and technologies and provides full Year 2000 compliance. This product was subsequently released for general distribution in February 1998.

During the year, the Company has also restructured its European operations and hired a new managing director based in the United Kingdom. Also, effective July 30, 1997, the Company announced the appointment of Robert A. Merry as its new president and chief executive officer. In addition, in early December 1997, the Company announced the appointment of Robert L. Drury as vice president finance and chief financial officer. The Company is currently implementing a new strategic plan focused on leveraging its industry leading real-time software product capabilities and expanding its software products to include related MES (Management Execution Systems) capabilities. Under the new strategy, the Company will focus its efforts toward specific industry vertical markets the Company believes will offer the greatest revenue and profit growth potential.

The Company has historically employed multiple channels of distribution which combined the Company's direct sales and support resources with qualified third-party remarketers. As part of its new strategic plan, the Company will channel its sales efforts through selected distributors and

VARs capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The Company currently has nine sales locations in the United States. The Company also sells internationally through seven field locations and a network of distributors and value added-resellers. Export sales are a significant element of the Company's activities and, in the year ended December 31, 1997, 1996 and 1995, represented 44%, 50% and 46%, respectively, of total net sales.

In early 1998, the Company disclosed its intention to dispose of its system integration and hardware servicing business (the "Systems Operations"). This business has historically been engaged in the sale of automatic identification (Auto ID) equipment, distributed management software and related integration services that allow remote, real-time data collection using a variety of automatic identification techniques. The System Operations' net sales are generated from sales of third-party automated data collection equipment, distributed management software and related repair, installation and integration services. As a result of this decision, the Company's revenues and operating expenses for the years presented herein reflect only the Software Operations with the net results of the Systems Operations reported on its statements of operations as a single line item entitled income from discontinued systems operations. The Company does not currently anticipate it will incur either a loss on disposal or from operations until the time of disposal of the Systems Operations and has not therefore accrued for any such loss as of December 31, 1997.

RISKS AND UNCERTAINTIES

Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to, the following:

Rapid Technological Change - The market for computer software in general is characterized by rapid changes in computer hardware and software technology and is highly competitive. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. There can be no assurance that the Company will be successful in developing new products or product enhancements on a timely basis or in a manner that satisfies customers' needs or achieves market acceptance.

Dependence on Principal Product Families - The Company currently derives substantially all of its Software Operations' net sales from licenses of the Company's FactoryLink ECS family of products and related support services. While the Company plans on broadening its product families, it expects that FactoryLink ECS products will continue to account for a substantial portion of its Software Operations' net sales.

Intense Competition - Some of the Company's current and potential competitors have longer operating histories and significantly greater financial, sales, marketing, technical and other competitive resources than the Company. In addition, some of the Company's competitors have been or could be acquired by larger, stronger companies, thus increasing their competitive resources. There can be no assurance that such competitors will not be better positioned to adapt more quickly than the Company to new technologies and changes in customer requirements or to devote greater resources that the Company to the promotion and sales of products. The Company's competitors may also increase their efforts to gain and retain market share through competitive pricing.

Timing of Sales - The Software Operations of the Company have historically operated with little backlog because software products are shipped as orders are received. A significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based primarily on sales forecasts. If net sales do not meet the Company's expectations in any given quarter, operating results may be adversely affected. In addition, the loss of a significant customer, the addition of a new large customer, or changes in seasonal patterns of capital spending by customers of the Company would affect the Company's financial results.

Dependence on Key Personnel - The Company believes its future success depends to a significant extent upon the efforts and abilities of its senior management, certain members of which have only recently joined the Company, as well as its ability to attract, retain and motivate highly skilled employees, contractors and other senior personnel. In particular, the marketplace for skilled, technical employees and contractors in the Company's business is extremely competitive. Although the Company expects to be able to attract and retain sufficient numbers of highly skilled employees and contractors for the foreseeable future, there can be no assurance that the Company will be able to do so.


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statements of operations data as a percentage of net sales:

                                                          Years Ended December 31,
                                                      --------------------------------
                                                      1997          1996          1995
                                                      ----          ----          ----
Net sales                                             100.0%        100.0%        100.0%
Cost of sales                                          12.5           7.9           4.2
                                                    -------       -------       -------
Gross profit                                           87.5          92.1          95.8
Operating expenses
    Selling                                            72.6          75.9          57.5
    Product development                                16.0          19.2          19.5
    General and administrative                         26.7          15.9          14.6
                                                    -------       -------       -------
 Total operating expenses                             115.3         111.0          91.6
                                                    -------       -------       -------
Income (loss) from operations                         (27.8)        (18.9)          4.2
Interest income                                         1.4           1.9           0.6
                                                    -------       -------       -------
Income (loss) before income taxes
    from continuing operations                        (26.4)        (17.0)          4.8
Income tax (provision) benefit                          9.0           5.9          (1.7)
                                                    -------       -------       -------
Income (loss) from
    continuing operations                             (17.4)        (11.1)          3.1
Income from discontinued systems
    operations                                          1.0           6.7           3.5
                                                    -------       -------       -------

Net income (loss)                                     (16.4)%        (4.4)%         6.6%
                                                    =======       =======       =======

COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net sales for 1997 were $22.4 million, a decrease of $1.5 million or 6.3% compared to 1996. During 1997, the Company continued to experience growth in its products for the Microsoft Windows NT and Windows 95 platforms while products for Unix and other operating systems platforms declined compared to 1996. The net result of this product mix shift was lower average selling prices for the Company's products which adversely affected overall revenues in 1997. Product sales for the Windows NT and Windows 95 markets represented approximately 80% and 60% of software product sales for 1997 and 1996, respectively. North American sales increased by 5% while International sales declined 18% in 1997 compared to 1996. International sales declined primarily related to the Company's European operations, particularly in the United

Kingdom, Belgium and Germany. International sales were 44% and 50% of total sales, for 1997 and 1996, respectively.

Gross profit declined from 92.1% in 1996 to 87.5% in 1997. This decline was partially the result of increased amortization of capitalized software development costs. In addition, while the cost of producing and distributing software generally does not vary due to any specific operating system, gross profit margins were adversely affected by the declining average selling prices of the Company's products as discussed above.

During 1997, the Company effected an operating expense reduction program including the elimination of certain nonessential positions. As a result of this program, selling expenses as a percent of sales decreased from 75.9% in 1996 to 72.6% in 1997 or $1.9 million.

Product development expenses (exclusive of capitalized software development costs), which consisted primarily of labor costs, decreased $1.0 million or 22% in 1997 compared to 1996. Actual product development expenditures, including capitalized software development costs of $2.2 million in 1997 and $.9 million in 1996, increased $.3 million or 5% in 1997 compared to 1996. The increase in absolute dollars is primarily due to the development efforts on FactoryLink ECS, for both the Windows NT and Windows 95 platforms, as well as the development of the double-byte functionality supporting the Japanese, Chinese and Korean languages.

General and administrative expenses increased $2.2 million or 58% in 1997 compared to 1996. As a percent of sales, general and administrative expenses increased to 26.7% in 1997 versus 15.9% in 1996. The increase over 1996 was primarily attributable to increased provisions for bad debt expense, organizational restructuring expenses, and higher information technology expenses.

The Company experienced a loss from continuing operations of $3.9 million in 1997 versus a loss of $2.7 million in 1996. The increase in the loss from continuing operations was primarily generated by a decline of $2.4 million in gross profit due to lower overall net sales and decreased gross profit margins, partially offset by reduced operating expenses.

Income from discontinued operations declined from $1.6 million in 1996 to $.2 million in 1997. The reduction in profitability was primarily driven by lower revenues partially offset by lower operating expenses.


COMPARISON OF TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net sales for 1996 were $23.9 million, a decrease of $.5 million or 2.1% compared to 1995. The overall decline in software revenues from 1995 to 1996 was caused by the introduction and customer evaluation of FactoryLink ECS. In the latter part of the first quarter of 1996, the Company began marketing FactoryLink ECS (FLECS) for PC platforms and released the product on UNIX and Sun platforms in the fourth quarter of 1996. During the second and third quarters of 1996, the Company experienced significant declines in software revenue while sales personnel and the distribution network were trained on the new product. Current and potential customers delayed new purchases of older versions while evaluating the new product.

Gross profit declined from 95.8% in 1995 to 92.1% in 1996. Products sold for the Microsoft Windows NT and Windows 95 markets generally have lower average prices than those for other (primarily UNIX based) operating systems, while the cost of producing and distributing software generally does not vary due to the operating system. During 1996, products sold for the Windows NT and Windows 95 markets represented a greater percentage of total net sales than in 1995.

Selling expenses as percent of sales increased to 75.9% in 1996 from 57.5% in 1995 or $4.1 million. Higher costs were incurred to increase the awareness of the Company's products including the promotion of FactoryLink ECS in anticipation of increased sales. These expenditures included advertising, international and domestic trade shows, demonstration CD's, sales collateral material, seminars and travel and training expenses for new sales people.

Product development expenses (exclusive of capitalized software development costs), which consist primarily of labor costs, decreased $.2 million or 4% in 1996 compared to 1995. Actual product development expenditures, including capitalized software development costs of $884 in 1996 and $524 in 1995, increased $.2 million or 3% in 1996 compared to 1995. The increase in absolute dollars is primarily due to the development efforts on FactoryLink ECS, in both the PC and UNIX platforms as well as the translation of FLECS into French and German languages.

General and administrative costs increased $.2 million or 6% in 1996 compared to 1995. As a percent of sales, general and administrative increased to 15.9% in 1996 versus 14.6% in 1995. The increase over 1995 is primarily attributable to higher travel, compensation and professional fees. The increase as a percent of sales is due to the increased expenses noted above and lower than anticipated net sales.

The Company experienced a loss from continuing operations of $2.7 million in 1996 versus income of $.8 million in 1995. The loss was primarily generated by $1.4 million lower gross profit due to lower overall net sales and decreased gross margins, and $4.1 million higher selling expenses.

Income from discontinued operations increased from $.9 million in 1995 to $1.6 million in 1996. The increase in profitability was primarily due to decreased selling expenses partially offset by lower gross profits due to decreased sales.


LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, operating activities provided $1.6 million of cash, an increase of $3.2 million from 1995. This increase reflected improved collections of accounts receivable and receipt of an income tax refund of $1.1 million. During 1997, the Company invested $1.3 million in capital equipment, primarily computers, and $2.2 million in capitalized software development costs.

The Company had a $5.0 million revolving line of credit which expired in June 1997. The Company did not have any borrowings under the facility during 1997.

Prior to its initial public offering of common stock in 1995, the Company had financed its operations through a combination of cash flow from operations, bank lines of credit and private equity financing. In the third quarter of 1995, the Company received $13.6 million of net proceeds from an initial public offering of 2,926,180 shares of its common stock. The Company used a portion of the proceeds for repayment of notes payable and for capital expenditures, principally for computer equipment. The Company anticipates that capital expenditures will be approximately $.4 million in 1998. During the year ended December 31, 1997, the Company continued to invest in software development projects, resulting in $2.2 million of software capitalization.

The Company currently anticipates that its available cash, together with cash generated from operations, will be sufficient to satisfy its operating cash needs in 1998. The Company is in the process of establishing a new credit facility which could be used to fund operating and capital requirements should the business expand more rapidly than expected. The Company is also in the process of selling the Systems Operations and believes such sale will generate additional cash available for use in the business. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions.

IMPACT OF YEAR 2000 ISSUE

The Company is currently addressing the Year 2000 issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has conducted an assessment of its computer information systems and believes that it will not need to incur any material expense to correct its systems which are not Year 2000 compliant on a timely basis. The Company is in the business of providing software products and believes that current versions of its products either are Year 2000 compliant or will be revised to be compliant in 1998. The total cost and time which will be incurred by the Company in its Year 2000 effort and the potential liabilities which may be incurred due to the Year 2000 issue cannot presently be determined. There can be no assurance that all necessary work will be completed in time, or that such costs and liabilities will not materially adversely impact the Company. The Company is presently addressing the Year 2000 issue with respect to its customers and is unable to predict the impact (if any) on the Company's business or financial condition as a result of its customers becoming Year 2000 compliant.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board ("FASB") issued pronouncements relating to the presentation and disclosure of information related to comprehensive income (SFAS 130) and segment data (SFAS 131). In 1998, the FASB issued a pronouncement relating to the disclosure of information about pensions and other postretirement benefits (SFAS 132). The Company is required to adopt the provisions of these pronouncements, if applicable, for the year ending December 31, 1998. The Company does not anticipate the adoption of the pronouncements will have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

Also in 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP) on software revenue recognition (SOP 97-2) that supersedes SOP 91-1. SOP 97-2 is effective for transactions entered in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held in May 1998, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.


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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         Report of Independent Accountants for the Years Ended
                  December 31, 1997, 1996 and 1995                                      F-1

         Consolidated Balance Sheets as of
                  December 31,1997 and 1996                                             F-2

         Consolidated Statements of Operations for the Years Ended
                  December 31, 1997, 1996 and 1995                                      F-3

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1996 and 1995                                      F-4

         Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 1997, 1996 and 1995                                      F-5

         Notes to Consolidated Financial Statements                                     F-6

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                                F-17

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

             4.1           Specimen stock certificate representing the Common Stock.***

            10.1           1982 Incentive Stock Option Plan.*

            10.2           1992 Incentive and Nonstatutory Option Plan.*

            10.3           1994 Equity Compensation Plan, as amended.*

            10.4           Office Lease Agreement dated as of June 1992, by and between
                           Carter - Crowley Properties, Inc. and the Company.*

            10.5           Full Service Distributor Agreement, dated as of June 1, 1991, by and between the Company and Printronix, Inc.*

            10.6           Employment Agreement, dated as of November 8,
                           1994, between the Company and Bob B. Midyett, Jr.*

            10.7           Promissory Note, dated February 20, 1995, by William G. Moore, Jr. to the Company.*

            10.8           Administrative Services Agreement between Safeguard Scientifics,
                           Inc. and the Company.***

            10.9           First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley
                           Properties, Inc. And the Company.#

            11.1           Statement regarding computation of earnings per share.#

            21.1           Subsidiaries of the Registrant.*

            23.1           Consent of Price Waterhouse LLP.#

            24.1           Power of Attorney (included on signature page).

            27.1           Financial data schedule.  (EDGAR version only)

            27.2           Restated financial data schedules for the Years ended December 31, 1996 and 1995.  (EDGAR version only)

            27.3           Restated financial data schedules for the interim periods ended March 31, June 30, and
                           September 30, 1997.  (EDGAR version only)

            27.4           Restated financial data schedules for the interim periods ended March 31, June 30, and
                           September 30, 1996.  (EDGAR version only)

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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of USDATA Corporation

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on pages 20 and 21 present fairly, in all material respects, the financial position of USDATA Corporation and its subsidiaries (the Company) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Dallas, Texas
February 11, 1998

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               1997          1996
=====================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                $  5,204      $  6,398
  Accounts receivable, net of allowance for doubtful
     accounts of $1,158 and $424, respectively                4,573         6,853
  Income tax receivable                                          --         1,050
  Deferred income taxes                                       2,345         1,101
  Other current assets                                          436           428
-------------------------------------------------------------------------------------
            Total current assets                             12,558 -      15,830
-------------------------------------------------------------------------------------
Property and equipment, net                                   2,416         2,480
Capitalized computer software development costs,
  net of accumulated amortization of $2,161
  and $759, respectively                                      1,938         1,180
Other assets                                                     90            92
Net assets of discontinued operations                         2,252         2,135
-------------------------------------------------------------------------------------
            Total assets                                   $ 19,254      $ 21,717
=====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    952      $  1,433
  Deferred revenue                                            1,257         1,566
  Accrued compensation and benefits                             955           613
  Other accrued liabilities                                   1,488           948
-------------------------------------------------------------------------------------
            Total current liabilities                         4,652         4,560
-------------------------------------------------------------------------------------
Deferred income taxes                                           729           509
-------------------------------------------------------------------------------------
            Total liabilities                                 5,381         5,069
-------------------------------------------------------------------------------------

Commitments and contingencies                                    --            --
Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares
     authorized; none issued or outstanding                      --            --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 14,343,550  issued in 1997 and 1996             143           143
  Additional paid-in capital                                 16,365        16,282
  Subscription receivable from officer                           --        (1,095)
  Retained earnings                                           8,919        12,609
  Treasury stock at cost, 3,321,894 shares in 1997
     and 3,288,021 shares in 1996                           (11,554)      (11,291)
-------------------------------------------------------------------------------------
            Total stockholders' equity                       13,873        16,648
-------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity     $ 19,254      $ 21,717
=====================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                      1997          1996          1995
=========================================================================================================
Net sales                                                        $ 22,381      $ 23,885      $ 24,407

Cost of sales                                                       2,793         1,898         1,037

---------------------------------------------------------------------------------------------------------
Gross profit                                                       19,588        21,987        23,370
---------------------------------------------------------------------------------------------------------

Operating expenses:
    Selling                                                        16,258        18,121        14,027
    Product development                                             3,574         4,590         4,770
    General and administrative                                      5,985         3,789         3,560
---------------------------------------------------------------------------------------------------------
Total operating expenses                                           25,817        26,500        22,357
---------------------------------------------------------------------------------------------------------

Income (loss) from operations                                      (6,229)       (4,513)        1,013

Interest income                                                       310           448           158
---------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes       (5,919)       (4,065)        1,171
Income tax (provision) benefit                                      2,012         1,415          (411)

---------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                           (3,907)       (2,650)          760

Income from discontinued Systems Operations
(net of income taxes of $112, $858 and $466, respectively)            217         1,594           866

---------------------------------------------------------------------------------------------------------
Net income (loss)                                                $ (3,690)     $ (1,056)     $  1,626
=========================================================================================================

Earnings per share:
    Basic:
       Income (loss) from continuing operations                  $  (0.35)     $  (0.24)     $   0.08
       Income from discontinued operations                           0.02          0.14          0.10
---------------------------------------------------------------------------------------------------------
       Net income (loss)                                         $  (0.33)     $  (0.10)     $   0.18
=========================================================================================================
    Diluted:
       Income (loss) from continuing operations                  $  (0.35)     $  (0.24)     $   0.08
       Income from discontinued operations                           0.02          0.14          0.08
---------------------------------------------------------------------------------------------------------
       Net income (loss)                                         $  (0.33)     $  (0.10)     $   0.16
=========================================================================================================
    Weighted average shares outstanding:
       Basic                                                       11,066        11,014         9,010
       Diluted                                                     11,066        11,014        10,354
=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                                          1997          1996          1995
==============================================================================================================
Cash flows from operating activities:
Net income (loss)                                                    $ (3,690)     $ (1,056)     $  1,626
--------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income
   (loss) to cash flow from operating activities:
      Depreciation and amortization                                     2,633         1,318         1,003
      Changes in assets and liabilities:
             Accounts receivable                                        2,280        (2,046)         (785)
             Income tax receivable                                      1,050        (1,050)           --
             Deferred income taxes                                     (1,023)         (325)          215
             Accounts payable and accrued liabilities                      72           939           613
             Deferred revenue                                            (309)          453           307
             Accrued compensation and benefits                            342          (442)          359
             Accrued income taxes                                          --            --          (508)
             Other - net                                                  268             5          (251)
--------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities        1,623        (2,204)        2,579
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                             (1,263)       (1,574)       (1,220)
      Related party note receivable                                        --         7,040        (7,040)
      Capitalized software development costs                           (2,160)         (884)         (524)
--------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities       (3,423)        4,582        (8,784)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Payments on long-term debt                                           --                      (4,000)
      Proceeds from issuance of common shares                             779           447        13,743
      Payments on capital lease obligations                               (56)          (63)          (75)
--------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                    723           384         9,668
--------------------------------------------------------------------------------------------------------------
Cash flows from discontinued operations                                  (117)        2,132        (2,898)
Net increase (decrease) in cash and cash equivalents                   (1,194)        4,894           565
Cash and cash equivalents, beginning of period                          6,398         1,504           939
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $  5,204      $  6,398      $  1,504
==============================================================================================================
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
             Interest                                                $     --      $     --      $    187
             Income taxes                                            $     25      $  1,147      $  1,400
==============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock     Additional    Subscription                 Treasury Stock         Total
                                      ------------       Paid-in       Receivable   Retained      --------------     Stockholders'
(in thousands)                      Shares     Amount    Capital      from Officer  Earnings      Shares   Amount        Equity
==================================================================================================================================
Balance, at
  December 31, 1994                 11,045     $ 110      $ 1,637                  $ 12,039      (3,450)  $ (11,762)     $ 2,024
     Exercise of stock options          98         1          172                                                            173
     Issuance of common
       stock, net                    2,926        29       13,541                                                         13,570
     Restricted stock grant            274         3          956          (959)
     Interest on subscription
       receivable from officer                                              (62)                                             (62)
     Net income                                                                       1,626                                1,626
----------------------------------------------------------------------------------------------------------------------------------

Balance, at
  December 31, 1995                 14,343       143       16,306        (1,021)     13,665      (3,450)    (11,762)      17,331
     Exercise of stock options                                (24)                                  162         471          447
     Interest on subscription
       receivable from officer                                              (74)                                             (74)
     Net loss                                                                        (1,056)                              (1,056)
----------------------------------------------------------------------------------------------------------------------------------

Balance, at
  December 31, 1996                 14,343       143       16,282        (1,095)     12,609      (3,288)    (11,291)      16,648
     Exercise of stock options                                 83                                   240         696          779
    Termination of subscription
       receivable from officer                                            1,095                    (274)       (959)         136
     Net loss                                                                        (3,690)                              (3,690)
----------------------------------------------------------------------------------------------------------------------------------

 Balance, at
   December 31, 1997                14,343     $ 143     $ 16,365                   $ 8,919      (3,322)  $ (11,554)    $ 13,873
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

     USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application software and development tools, and related consulting services. The Company's products and services help automate manufacturing and process control applications. Its real-time data management capabilities enable customers to reduce operating costs, shorten cycle times, improve product quality and increase productivity. Specifically, the Company produces automation software tools, marketed under the name FactoryLink(R), that enable an organization's information systems to supervise, monitor and control manufacturing and other automated processes and to interface with corporate information systems. The Company has field sales locations throughout the United States, as well as Internationally, including Europe, the Far East, Middle East and Latin America.

RECLASSIFICATIONS AND BASIS OF PRESENTATION

     Certain prior year balances have been reclassified to conform to 1997 presentation. Specifically, the Company has adopted a formal plan to sell its Systems Operations and accordingly all prior year balances been restated to reflect the discontinuance of this segment. (See Note 4).

USE OF ESTIMATES

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles which in certain cases require the use of estimates made by the Company's management. Actual results may differ from those estimates.

PRINCIPALS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

    Revenue from the licensing of software products is recognized upon execution of a contract and delivery of documentation or system software. Revenue from software support maintenance agreements is recognized ratably over the contract term, generally not exceeding one year. Sales return rights are provided to certain customers, under specified conditions. Sales are presented net of estimated returns, which historically have not been significant.

     Included in total net sales for the year ended December 31, 1997, 1996, and 1995 are software service revenues of approximately $2.5 million, $2.3 million and $1.7 million, respectively. Unearned revenue under these service contracts is included in current liabilities as deferred revenue.

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and betterments are capitalized. Depreciation is provided in amounts which amortize costs over the estimated useful lives of the related assets, generally three to five years utilizing the straight-line method. Leasehold improvements are amortized over the terms of the respective leases or estimated useful lives of the improvements, whichever is shorter.

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


CAPITALIZED SOFTWARE

     The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. The total computer software development costs capitalized for the years ended 1997, 1996 and 1995 were $2,160, $884 and $524, respectively. The total costs amortized and charged to operations for the years ended 1997, 1996 and 1995 were $1,401, $175 and $155 respectively.

STOCK-BASED COMPENSATION

     In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosures of net income as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net income (loss) as if the fair value method had been applied.

INCOME TAXES

     The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

ADVERTISING COSTS

     The Company's policy for advertising costs is to expense such costs as incurred. Advertising expenses for fiscal 1997, 1996 and 1995, were $435, $2,801 and $2,414, respectively.

FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at December 31, 1997 approximate their respective fair values.

EARNINGS PER SHARE

     In February 1997, SFAS No. 128, "Earnings per Share", was issued. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board ("FASB") issued pronouncements relating to the presentation and disclosure of information related to comprehensive income (SFAS 130) and segment data (SFAS 131). In 1998, the FASB issued a pronouncement relating to the disclosure of information about pensions and other postretirement benefits (SFAS 132). The Company is required to adopt the provisions of these pronouncements, if applicable, for the year ending December 31, 1998. The Company does not anticipate the adoption of the pronouncements will have an impact on the Company's financial position and results of operations but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

Also in 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position (SOP) on software revenue recognition (SOP 97-2) that supersedes SOP 91-1. SOP 97-2 is effective for transactions entered in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 is not expected to have a material effect on the Company's financial position or results of operations.

2.   PROPERTY AND EQUIPMENT

     The components of property and equipment at December 31, 1997 and 1996 were as follows:

                                                      1997           1996
=============================================================================
Equipment                                         $   6,854       $  6,069
Furniture and fixtures                                  414            379
Leasehold improvements                                  148            135
Vehicles                                                241            308
Assets under capital leases                             185            185
-----------------------------------------------------------------------------
                                                      7,842          7,076
 Accumulated depreciation
    and amortization                                 (5,426)        (4,596)
-----------------------------------------------------------------------------
Net property and equipment                        $   2,416       $  2,480
-----------------------------------------------------------------------------

3.   INCOME TAXES

     The components of income (loss) before income taxes and including discontinued operations for the years ended December 31, 1997 and 1996 and 1995 included the following:

                                                     1997          1996          1995
===========================================================================================
United States                                     $  (5,591)    $    (568)      $  2,847
Foreign                                                   1        (1,045)          (344)
-------------------------------------------------------------------------------------------
                                                  $  (5,590)    $  (1,613)      $  2,503
===========================================================================================

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


The components of income tax (expense) benefit for the years ended December 31, 1997, 1996 and 1995 are:

                                                       1997           1996          1995
=============================================================================================
Current:
  Federal                                           $   801        $    10     $    (615)
  State                                                                (40)          (36)
  Foreign                                                              (11)          (11)
---------------------------------------------------------------------------------------------
                                                        801            (41)         (662)
---------------------------------------------------------------------------------------------
Deferred:
  Federal                                             1,099            523          (172)
  State                                                                 75           (43)
---------------------------------------------------------------------------------------------
                                                      1,099            598          (215)
---------------------------------------------------------------------------------------------
  Income tax (provision) benefit                    $ 1,900        $   557     $    (877)
=============================================================================================


     The following is a reconciliation of the effective tax rate to the federal statutory income tax rate for continuing and discontinued operations as of December 31, 1997, 1996 and 1995:

                                                              1997         1996        1995
====================================================================================================
Income tax (expense) benefit at federal
 statutory rate                                         $      1,900 $        548 $        (851)
Research and development
 credit                                                                                      18
State taxes, net of federal
 benefit                                                                       22           (67)
Tax exempt interest                                                                           8
Other                                                                         (13)           15
----------------------------------------------------------------------------------------------------
Income tax (provision) benefit                          $      1,900 $        557 $        (877)
====================================================================================================

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The components of the net deferred tax asset at December 31, 1997 and 1996 were as follows:

                                                                               1997           1996
=========================================================================================================
Deferred taxes from continuing operations:
   Deferred tax asset:
      Net operating loss                                                 $        1,801    $       873
      Allowance for doubtful accounts                                               394            161
      Accrued benefits                                                              104             --
      Other                                                                          46             67
---------------------------------------------------------------------------------------------------------
                                                                         $        2,345    $     1,101
=========================================================================================================
   Deferred tax liability:
      Depreciation                                                                   70             69
      Capitalized software                                                          659            440
---------------------------------------------------------------------------------------------------------
                                                                         $          729    $       509
=========================================================================================================
Deferred taxes from discontinued operations:
   Deferred tax asset:
      Inventory reserves                                                 $          238    $       212
      Other                                                                           4
      Allowance for doubtful accounts                                                85             62
---------------------------------------------------------------------------------------------------------
                                                                         $          327    $       274
=========================================================================================================
   Deferred tax liability:
      Depreciation                                                       $           25    $         1
=========================================================================================================

     At December 31, 1997 and 1996, the Company had net operating loss carryovers of approximately $5,297 and $2,568, respectively. The 1996 net operating loss was carried back to a previous year and generated a refund of approximately $800. The Company has the ability to carryback the 1997 net operating loss to previous years; if not carried back it will begin to expire in the year 2012. The Company had foreign income before income taxes of $1 for the year ended December 31, 1997 which was offset by foreign net operating losses generated in the years ended December 31, 1996 and 1995.

4.   DISCONTINUED OPERATIONS

     Effective December 31, 1997, the Company adopted a formal plan to sell its Systems Operations. The Company expects to sell its Systems Operations during the first half of 1998 and does not anticipate incurring a loss on disposal. The financial assets of the Systems Operations to be sold consist primarily of accounts receivable, inventories and property and equipment. The statements of operations for the years ended December 31, 1997, 1996 and 1995 have been restated to reflect the discontinuance of this segment. Net sales related to the Systems Operations were $12,910, $17,838, and $19,960 for the years ended December 31, 1997, 1996 and 1995, respectively.

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


    Assets and liabilities of the Systems Operations to be disposed of consisted of the following at December 31, 1997 and 1996:

                                                                                              1997         1996
=================================================================================================================
Accounts receivable, net of allowance of $250 and $181, respectively                        $ 1,923      $ 3,235
Inventories                                                                                     636        1,053
Property and Equipment, net                                                                     862          684
Other assets                                                                                    145          225
Deferred income taxes                                                                           327          274
-----------------------------------------------------------------------------------------------------------------
     Total assets                                                                             3,893        5,471
-----------------------------------------------------------------------------------------------------------------
Accounts payable                                                                                457        2,083
Deferred revenue                                                                              1,145        1,183
Accrued compensation                                                                             14           69
Deferred income taxes                                                                            25            1
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                        1,641        3,336
-----------------------------------------------------------------------------------------------------------------
          Net assets of discontinued operations                                             $ 2,252      $ 2,135
=================================================================================================================

5.   STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On July 31, 1995, the Company completed an initial public offering to sell 2,926,180 shares of the Company's common stock at $5.00 a share. The Company received approximately $13.6 million after deducting expenses from the sale and utilized a portion of the proceeds to repay $2.7 million under its bank term loan.

PREFERRED STOCK

     The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to an aggregate 2,200,000 shares in one or more series of preferred stock and to fix the rights and preferences of the shares of each series. No shares of preferred stock have been issued.

RESTRICTED STOCK GRANT

     In February 1995, 273,910 shares of the Company's common stock were purchased by an officer in the form of a restricted stock grant. The purchase was funded by a $959 full recourse promissory note payable to the Company with interest at 7.75% and payable in February 2003 or within 30 days of termination of employment. The note was secured by Company stock. Effective June 30, 1997, the Company agreed to cancel the outstanding subscription receivable due from the officer in exchange for the shares of restricted common stock. As a result of this transaction, 273,910 shares of common stock were put into treasury, the subscription receivable was eliminated and $136 of interest income, previously recognized, was written off to general and administrative expense.

EQUITY COMPENSATION PLANS

     In 1994, the Company adopted the 1994 Equity Compensation Plan (the 1994
Plan), which provides for stock options to be granted to employees, independent contractors and directors. The 1994 Plan provides for the issuance of up to 1,500,000 shares of common stock pursuant to

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the grant of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SARs) and restricted stock awards. Options issued under the 1994 Plan vest over a four-year period and are exercisable up to eight years from the date of grant at a price per share equal to the fair market value of the underlying stock on the date of grant. The 1994 Plan also authorizes an automatic grant of options to purchase 15,000 shares of common stock to certain eligible directors upon initial election to the board of directors and a further grant of options to purchase 3,000 shares of common stock following the completion of each two-year period of service. Options granted to directors have an eight-year term and vest over four years. At December 31, 1997, there were 440 shares available for future grant under the 1994 Plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option grants under these plans, which are described above. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's stock option plans had been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the method provided by SFAS 123, the Company's net income (loss) and related per share amounts would have been reflected by the following pro forma amounts for the years ended December 31, 1997, 1996 and 1995:

                                                                              1997            1996             1995
======================================================================================================================
Net income (loss)                                As reported               $ (3,690)        $ (1,056)         $ 1,626
                                                 Pro forma                   (3,908)          (1,220)           1,392

Basic net income (loss) per share                As reported                  (0.33)           (0.10)            0.18
                                                 Pro forma                    (0.35)           (0.11)            0.15

Diluted net income (loss) per share              As reported                  (0.33)           (0.10)            0.16
                                                 Pro forma                 $  (0.35)        $  (0.11)         $  0.14
======================================================================================================================

     The per share weighted-average value of stock options issued by the Company during 1997, 1996 and 1995 was $2.70, $6.93 and $1.24, respectively, on the date of grant. The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Scholes option-pricing model:

                                                                         1997             1996             1995
======================================================================================================================
Dividend yield                                                            0                0                0
Expected volatility                                                      64%              60%           0% to 60%
Risk-free rate of return                                             5.9% to 6.5%     5.8% to 6.5%     5.4% to 7.1%
Expected life                                                          5 years          5 years          5 years
======================================================================================================================

     The Pro forma net income (loss) reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period.

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Option activity under the Company's Plans is summarized below:

                                                     1997                  1996                 1995
===============================================================================================================
                                                   Weighted              Weighted             Weighted
                                                   Average                Average             Average
                                                   Exercise              Exercise             Exercise
                                            -------------------------------------------------------------------
                                             Shares        Price    Shares      Price     Shares      Price
---------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period           1,129          $4.82   1,220      $ 3.76        316      $ 2.30
Options granted                                800           4.38     216       12.11      1,050        4.04
Options exercised, expired and canceled       (696)          5.12    (307)       5.74       (146)       2.57
---------------------------------------------------------------------------------------------------------------

Outstanding at end of period                 1,233          $4.37   1,129      $ 4.82      1,220      $ 3.76
---------------------------------------------------------------------------------------------------------------

Options exercisable at year-end                316                    339                    259
Shares available for future grant              440                    10                      81
===============================================================================================================

     The following summarizes information about the Company's stock options outstanding at December 31, 1997:

                                                     Options Outstanding                   Options Exercisable
                                      ===============================================  =================================
                                                        Weighted Avg.
                                                          Remaining       Weighted                         Weighted
                                        Number        Contractual Life  Avg. Exercise     Number        Avg. Exercise
Range of Exercise Prices             Outstanding          (in years)        Price       Exercisable          Price
========================================================================================================================
$2.50    -  $ 3.02                        46                 3.9           $ 2.99            46             $ 2.99
$3.50    -  $ 4.00                       790                 6.9             3.72           208               3.52
$4.44    -  $23.50                       397                 7.0             5.82            62               7.02
                                 -----------                                        -----------
                                       1,233                 6.8           $ 4.37           316             $ 4.13
                                 ===========                                        ===========

6.   LINE OF CREDIT

     In June 1997, the Company's previous $5 million revolving credit facility expired. The Company did not have any borrowings under this facility during 1997.

7.   RETIREMENT PLAN

     The Company maintains a discretionary defined contribution plan (401(k)
Plan) covering substantially all employees. During the years ended December 31, 1997, 1996 and 1995, the Company made contributions of approximately $142, $128 and $113, respectively, to this plan.

8.   RELATED PARTY TRANSACTIONS

     Safeguard Scientifics, Inc. (Safeguard) owns approximately 23% of the Company's outstanding common stock. Effective January 1, 1995, the Company and Safeguard entered into an administrative service agreement whereby Safeguard provides the Company with business and organizational strategy, legal and investment management, and merchant and investment banking services. The agreement provides for the payment of an administrative service fee of $30 per month. The initial agreement expired on December 31, 1995, and is renewed annually on a year to year basis. General and administrative expense on the consolidated statement of operations

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

includes $360 of such administrative service fees for the year ended December 31, 1997, 1996 and 1995. Additionally, during 1997, the Company paid $50 to Safeguard for consulting services not covered by this agreement.

     The manager of the Company's European operations is also the managing director of the Company's largest distributor in the United Kingdom. Effective February 1996, the Company entered into a distribution agreement with this distributor to which, in general, the Company sells products at discounts from list price representative of discounts given to similar distributors. Consolidated net sales includes $536, and $1,074, to this distributor for the years ended December 31, 1997, and 1996, respectively. The Company has also entered into a shared facility arrangement, in which, certain office space and equipment are shared between the distributor and Company's European Headquarters. Additionally, the distributor charges the Company for certain technical support and marketing advisory services.

     In August 1995, the Company and Safeguard entered into an agreement whereby the Company loaned to Safeguard a portion of its excess cash from the proceeds of its initial public offering. The loan was fully repaid on March 8, 1996. During the years ended December 31, 1996 and 1995, the Company earned $43 and $196, respectively, of interest income from this unsecured lending arrangement.

9.   EXPORT SALES

     Included in the consolidated statements of operations are export sales aggregating $9,851, $11,958 and $11,346 for the years ended December 31, 1997, 1996 and 1995, respectively. These sales were made primarily in Europe and, to a lesser extent, Canada, Latin America and Asia.

10.  COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases office space, equipment and automobiles under non-cancelable capital and operating lease agreements which expire at various dates through the year 2002. Certain capital leases contain bargain purchase options which may be exercised at the end of the lease term. Assets recorded under capital leases, primarily equipment, were $185 at December 31, 1997 and 1996 and the related accumulated amortization was $177 and $118 at December 31, 1997 and 1996, respectively. Amortization of capital lease assets of $59, $68 and $52 was included in depreciation expense for the years ended December 31, 1997, 1996 and 1995, respectively. Minimum future payments under capital lease obligations are not significant.

     Future minimum lease payments at December 31, 1997 under operating leases were as follows:

1998                                                                      $ 925
1999                                                                        848
2000                                                                        834
2001                                                                         57
2002                                                                         57
Thereafter                                                                   32
--------------------------------------------------------------------------------
Total minimum lease commitments                                         $ 2,753
================================================================================

     Total rent expense charged to earnings was approximately $1,349, $1,159 and $1,354 during the years ended December 31, 1997, 1996 and 1995, respectively.

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

OTHER

     The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              First        Second         Third        Fourth
1997                                                         Quarter       Quarter       Quarter       Quarter
==================================================================================================================
Net sales                                                   $  5,917      $  5,508      $  4,844      $  6,112
------------------------------------------------------------------------------------------------------------------
Gross profit                                                   5,384         5,005         4,334         4,865
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                 (878)         (679)       (1,391)         (959)
Income from discontinued operations                               41            77            53            46
------------------------------------------------------------------------------------------------------------------
   Net Loss                                                 $   (837)     $   (602)     $ (1,338)     $   (913)
==================================================================================================================

Earnings per share (Basic and Diluted):
     Loss from continuing operations                        $  (0.08)     $  (0.06)     $  (0.13)     $  (0.09)
     Income from discontinued operations                          --          0.01          0.01          0.01
------------------------------------------------------------------------------------------------------------------
       Net Loss                                             $  (0.08)     $  (0.05)     $  (0.12)     $  (0.08)
==================================================================================================================
Weighted average shares outstanding (Basic and Diluted)       11,085        11,380        10,852        10,950


Stock prices (in dollars)
   High                                                     $   9.00      $   6.00      $   6.00      $   5.31
   Low                                                      $   3.63      $   3.00      $   3.33      $   3.88
==================================================================================================================

                                                   First       Second         Third        Fourth
1996                                              Quarter      Quarter       Quarter      Quarter
========================================================================================================
Net sales                                        $  6,912     $  5,351      $  4,807      $  6,815
--------------------------------------------------------------------------------------------------------
Gross profit                                        6,519        4,987         4,250         6,231
--------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations               84         (541)       (1,757)         (436)
Income from discontinued operations                   291          610           170           523
--------------------------------------------------------------------------------------------------------
   Net income (loss)                             $    375     $     69      $ (1,587)     $     87
========================================================================================================

Earnings per share (Basic and Diluted):
    Income (loss) from continuing operations     $   0.01     $  (0.05)     $  (0.16)     $  (0.04)
    Income from discontinued operations              0.02         0.06          0.02          0.05
--------------------------------------------------------------------------------------------------------
      Net income (loss)                          $   0.03     $   0.01      $  (0.14)     $   0.01
========================================================================================================
Weighted average shares outstanding:
     Basic                                         10,961       11,024        11,037        11,044
     Diluted                                       12,424       11,024        11,037        11,044


Stock prices (in dollars)
   High                                          $  18.50     $  24.75      $  19.00      $  11.50
   Low                                           $  14.50     $  17.00      $   9.50      $   5.50
========================================================================================================

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Earnings per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the earnings per share amounts for the quarters does not necessarily equal the year-to-date earnings per share.

     Effective December 31, 1997, the Company discontinued its Systems operations and, accordingly, all quarterly financial data has been restated.

                       USDATA Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1996 and 1995

                                            Balance at   Charged to
                                           beginning of    expense       Deductions      Balance at
                Description                   year                                       end of year
-------------------------------------------------------------------------------------------------------
             December 31, 1995
      Allowance for doubtful accounts     $  196,000     $  195,000     $ (118,000)     $  273,000

             December 31, 1996
      Allowance for doubtful accounts        273,000        163,000        (12,000)        424,000

             December 31, 1997
      Allowance for doubtful accounts     $  424,000     $  951,000     $ (217,000)     $1,158,000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 31st day of March, 1997.

                                         USDATA Corporation
                                         By: /s/ Robert A. Merry
                                            ------------------------------
                                         Robert A. Merry
                                         President and
                                         Chief Executive Officer

                        POWER OF ATTORNEY AND SIGNATURES

         We, the undersigned officers and directors of USDATA Corporation, hereby severally constitute and appoint Robert A. Merry and Robert L. Drury, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable USDATA Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ Arthur R. Spector
----------------------    Chairman of the Board                 March 31, 1997
Arthur R. Spector

/s/ Robert A. Merry
----------------------    President and Chief Executive         March 31, 1997
Robert A. Merry           Officer (Principal Executive Officer)

/s/ Robert L. Drury
----------------------    Vice President and Chief Financial    March 31. 1997
Robert L. Drury           Officer, Treasurer and Secretary
                          (Principal Financial and Accounting
                          Officer)

/s/ Gary J. Anderson, M.D.
----------------------    Director                              March 31, 1997
Gary J. Anderson, M.D.

/s/ James W. Dixon
----------------------    Director                              March 31, 1997
James W. Dixon

/s/ Max D. Hopper
----------------------    Director                              March 31, 1997
Max D. Hopper

/s/ Jerry L. Johnson
----------------------    Director                              March 31, 1997
Jerry L. Johnson

/s/ Jack L. Messman
----------------------    Director                              March 31, 1997
Jack L. Messman

                                 EXHIBIT INDEX

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

             4.1           Specimen stock certificate representing the Common Stock.***

            10.1           1982 Incentive Stock Option Plan.*

            10.2           1992 Incentive and Nonstatutory Option Plan.*

            10.3           1994 Equity Compensation Plan, as amended.*

            10.4           Office Lease Agreement dated as of June 1992, by and between
                           Carter - Crowley Properties, Inc. and the Company.*

            10.5           Full Service Distributor Agreement, dated as of June 1, 1991, by and between the Company and Printronix, Inc.*

            10.6           Employment Agreement, dated as of November 8,
                           1994, between the Company and Bob B. Midyett, Jr.*

            10.7           Promissory Note, dated February 20, 1995, by William G. Moore, Jr. to the Company.*

            10.8           Administrative Services Agreement between Safeguard Scientifics,
                           Inc. and the Company.***

            10.9           First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley
                           Properties, Inc. And the Company.#

            11.1           Statement regarding computation of earnings per share.#

            21.1           Subsidiaries of the Registrant.*

            23.1           Consent of Price Waterhouse LLP.#

            24.1           Power of Attorney (included on signature page).

            27.1           Financial data schedule.  (EDGAR version only)#

            27.2           Restated financial data schedules for the Years ended December 31, 1996 and 1995.  (EDGAR version only)#

            27.3           Restated financial data schedules for the interim periods ended March 31, June 30, and
                           September 30, 1996.  (EDGAR version only)#

            27.4           Restated financial data schedules for the interim periods ended March 31, June 30, and
                           September 30, 1995.  (EDGAR version only)#

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