Form 10-K/A
period 1997-12-31
USDATA CORP
filed 1998-04-27
CIK 943895

                                  FORM 10-K/A

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

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 31st day of March, 1998.

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

Signature

/s/ Arthur R. Spector
----------------------    Chairman of the Board                 March 31, 1998
Arthur R. Spector

/s/ Robert A. Merry
----------------------    President and Chief Executive         March 31, 1998
Robert A. Merry           Officer (Principal Executive Officer)

/s/ Robert L. Drury
----------------------    Vice President and Chief Financial    March 31, 1998
Robert L. Drury           Officer, Treasurer and Secretary
                          (Principal Financial and Accounting
                          Officer)

/s/ Gary J. Anderson, M.D.
----------------------    Director                              March 31, 1998
Gary J. Anderson, M.D.

/s/ James W. Dixon
----------------------    Director                              March 31, 1998
James W. Dixon

/s/ Max D. Hopper
----------------------    Director                              March 31, 1998
Max D. Hopper

/s/ Jerry L. Johnson
----------------------    Director                              March 31, 1998
Jerry L. Johnson

/s/ Jack L. Messman
----------------------    Director                              March 31, 1998
Jack L. Messman


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 27th day of April, 1998.

                                         USDATA Corporation
                                         By: /s/ Robert L. Drury
                                            ------------------------------
                                         Robert L. Drury
                                         Vice President and Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial
                                         and Accounting Officer)