Form 10-Q
period 1998-03-31
USDATA CORP
filed 1998-05-15
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from            to           .
                               ----------    ----------

                         Commission file number 0-25936

                               USDATA Corporation
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                   75-2405152
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

                Yes [X]                                      No [ ]

                          ----------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998

               Class                                      Number of Shares
                                                             Outstanding

Common Stock, Par Value $.01 Per Share                   11,210,166 shares

                               USDATA CORPORATION
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                              Page
                                                                             Number
PART I.  FINANCIAL INFORMATION

         Item 1.       Financial Statements (Unaudited)

                       Consolidated Balance Sheets at
                       March 31, 1998 and December 31,
                       1997                                                     3

                       Consolidated Statements of Operations
                       for the Three Months Ended
                       March 31, 1998 and 1997                                  4

                       Consolidated Statements of  Cash Flows
                       for the Three  Months Ended
                       March 31, 1998 and 1997                                  5

                       Notes to Consolidated Financial
                       Statements                                               6

         Item 2.       Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                               7

PART II. OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K                        10


         Signatures                                                            10

         Computation of Per Share Earnings                                     11

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,    DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                          1998            1997
================================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                           $    4,616      $    5,204
  Accounts receivable, net of allowance for doubtful
     accounts of $1,315 and $1,158, respectively                           5,271           4,573
  Deferred income taxes                                                    2,345           2,345
  Other current assets                                                       697             436
------------------------------------------------------------------------------------------------
             Total current assets                                         12,929          12,558
------------------------------------------------------------------------------------------------
Property and equipment, net                                                3,359           2,416
Capitalized computer software development costs,
  net of accumulated amortization of $2,346
  and $2,161, respectively                                                 2,326           1,938
Other assets                                                                  92              90
Net assets of discontinued operations                                        207           2,252
------------------------------------------------------------------------------------------------
             Total assets                                             $   18,913      $   19,254
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    1,673      $      952
  Deferred revenue                                                         1,369           1,257
  Accrued compensation and benefits                                          766             955
  Other accrued liabilities                                                2,189           1,488
------------------------------------------------------------------------------------------------
             Total current liabilities                                     5,997           4,652
------------------------------------------------------------------------------------------------
Deferred income taxes                                                        731             729
------------------------------------------------------------------------------------------------
             Total liabilities                                             6,728           5,381
------------------------------------------------------------------------------------------------

Commitments and contingencies                                                 --              --
Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares
     authorized; none issued or outstanding                                   --              --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 14,343,550  issued in 1998 and 1997                          143             143
  Additional paid-in capital                                              16,430          16,365
  Retained earnings                                                        6,754           8,919
  Treasury stock at cost, 3,179,684 shares in 1998
     and 3,321,894 shares in 1997                                        (11,142)        (11,554)
------------------------------------------------------------------------------------------------
             Total stockholders' equity                                   12,185          13,873
------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity               $   18,913      $   19,254
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                               1998            1997
=====================================================================================================
Net sales                                                                  $    5,640      $    5,917
Cost of sales                                                                     368             533
-----------------------------------------------------------------------------------------------------
Gross profit                                                                    5,272           5,384
-----------------------------------------------------------------------------------------------------
Operating expenses:
     Selling                                                                    3,784           4,622
     Product development                                                          822             884
     General and administrative                                                 1,168           1,246
-----------------------------------------------------------------------------------------------------
Total operating expenses                                                        5,774           6,752
-----------------------------------------------------------------------------------------------------
Loss from operations                                                             (502)         (1,368)
Interest income                                                                    58              50
-----------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes                              (444)         (1,318)
Income tax (provision) benefit                                                     (2)            440
-----------------------------------------------------------------------------------------------------
Loss from continuing operations                                                  (446)           (878)
-----------------------------------------------------------------------------------------------------

Discontinued operations:
     Income (loss) from discontinued Systems Operations
        (net of income taxes of $21 in 1997)                                     (219)             41
     Estimated loss on disposal of discontinued System Operations,
        including provision for operating losses of $250                       (1,500)             --
-----------------------------------------------------------------------------------------------------
          Income (loss) from discontinued Systems Operations                   (1,719)             41
-----------------------------------------------------------------------------------------------------
Net Loss                                                                   $   (2,165)     $     (837)
=====================================================================================================
Earnings per share (basic & dilutive):
     Loss from continuing operations                                       $    (0.04)     $    (0.08)
     Loss from discontinued operations                                          (0.16)             --
-----------------------------------------------------------------------------------------------------
        Net Loss                                                           $    (0.20)     $    (0.08)
=====================================================================================================
     Weighted average shares outstanding:                                      11,100          11,085
=====================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED MARCH 31,
(IN THOUSANDS)                                                                          1998             1997
================================================================================================================
Cash flows from operating activities:
Net loss from continuing operations                                                  $     (446)     $     (878)
----------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
       Depreciation and amortization                                                        507             312
       Changes in assets and liabilities:
             Accounts receivable                                                           (698)            696
             Income tax receivable                                                           --           1,050
             Deferred income taxes                                                            2            (826)
             Accounts payable and accrued liabilities                                       640           1,006
             Deferred revenue                                                               112            (189)
             Accrued compensation and benefits                                             (189)             66
             Accrued income taxes                                                            --              --
             Other - net                                                                   (292)             39
----------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) continuing operations                          (364)          1,276
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                 (53)           (521)
       Purchase of MES software                                                            (400)             --
       Capitalized software development costs                                              (573)           (524)
----------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                       (1,026)         (1,045)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from issuance of common shares                                              477             171
----------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                      477             171
----------------------------------------------------------------------------------------------------------------
Cash flows from discontinued operations                                                     326             (51)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (587)            351
Cash and cash equivalents, beginning of period                                            5,203           6,398
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $    4,616      $    6,749
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial statements. These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.

         In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

(2)      DISCONTINUED OPERATIONS

         During the first quarter of 1998, the Systems Operations incurred an operating loss of $219,000. In addition, the Company revised its previous estimate related to the disposal of this business and recorded an additional $1,500,000 loss, which included estimated operating losses from March 31, 1998 through disposal date of $250,000.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted pronouncements issued by the Financial Accounting Standards Board ("FASB") relating to the presentation and disclosure of information related to comprehensive income (SFAS 130), segment data (SFAS 131) and pensions and other postretirement benefits (SFAS
132). The adoption of these provisions did not have a material effect on the Company's financial position or results of operations for the first quarter of 1998 and the Company does not anticipate it will have a material impact in the future, but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

         Also, effective 1-1-98, the Company adopted a Statement of Position
(SOP) on software revenue recognition (SOP 97-2) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants that supersedes SOP 91-1. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations for the first quarter of 1998 and the Company does not anticipate it will have a material impact in the future.

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

         In early 1998, the Company disclosed its intention to dispose of its system integration and hardware servicing business (the "Systems Operations"). This business has historically been engaged in the sale of automatic identification (Auto ID) equipment, distributed management software and related integration services that allow remote, real-time data collection using a variety of automatic identification techniques. The System Operations' net sales are generated from sales of third-party automated data collection equipment, distributed management software and related repair, installation and integration services. As a result of this decision, the Company's revenues and operating expenses for the periods presented herein reflect only the Software Operations with the net results of the Systems Operations reported on its statements of operations under the caption Discontinued Operations.

         The Company currently derives all of its net sales from the Software Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes, technical support and service agreements. These support and services agreements are generally one year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 11%, and 10% of Software Operations' net sales during the three months ended March 31, 1998 and 1997, respectively.

         In February 1998, the Company began shipping FactoryLink ECS 6.5, which provides a number of enhancements and is year 2000 compliant. FactoryLink ECS
6.5 is the server platform for FactoryLink ECS WebClient, which allows users to view and control their production processes using a simple Web browser. FactoryLink ECS 6.5 supports OPC (Object Linking and Embedding for Process Control) to provide connectivity to data collection devices such as PLC's (Programmable Logic Controllers) and RTU's (Remote Terminal Units). FactoryLink ECS 6.5 also supports MicroSoft Windows Terminal Server.

         Effective January 12, 1998, the Company entered into an agreement to purchase a Manufacturing Execution Systems ("MES") software product, for $400,000 cash and 165,000 shares of the Company's common stock for $.01 per share. The common stock is expected to be issued in the second quarter of 1998 and will be restricted from sale. Restrictions on the sale of the stock will lapse upon the achievement of certain performance factors and time. The Company recorded $782,000 in accrued liabilities at March 31, 1998, which reflects the value of the stock to be issued based upon the closing price of the Company's common stock on January 12, 1998. The total purchase price of $1,182,000 is included in property and equipment at March 31, 1998.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 1998             1997
=========================================================================================================
Net sales                                                                       100.0%           100.0%

Cost of sales                                                                     6.5%             9.0%

---------------------------------------------------------------------------------------------------------
Gross profit                                                                     93.5%            91.0%
---------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling                                                                     67.1%            78.1%
     Product development                                                         14.6%            14.9%
     General and administrative                                                  20.7%            21.1%
---------------------------------------------------------------------------------------------------------
Total operating expenses                                                        102.4%           114.1%
---------------------------------------------------------------------------------------------------------

Loss from operations                                                             (8.9)%          (23.1)%

Interest income                                                                   1.0%             0.8%
---------------------------------------------------------------------------------------------------------

Loss from continuing operations before income taxes                              (7.9)%          (22.3)%
Income tax (provision) benefit                                                   (0.0)%            7.4%
---------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                  (7.9)%          (22.3)%
---------------------------------------------------------------------------------------------------------

Discontinued operations:
     Income (loss) from discontinued Systems Operations                          (3.9)%            0.7%
     Estimated loss on disposal of discontinued System Operations,              (26.6)%            0.0%
---------------------------------------------------------------------------------------------------------
          Income (loss) from discontinued Systems Operations                    (30.5)%            0.7%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Net Loss                                                                        (38.4)%          (14.1)%
=========================================================================================================

         Net sales for the quarter ended March 31, 1998 decreased 5% compared to the same period in 1997 primarily as a result of lower consulting revenues partially offset by higher software product sales.

         Gross profit as a percentage of net sales increased primarily due to the replacement of printed product documentation with CD based product documentation.

         Selling expenses decreased in 1998 compared to 1997 primarily related to cost reduction efforts and organizational changes, as the Company focuses its sales efforts on selected distributors and VARs.

         Gross product development expenditures, including capitalized software development costs of $573,000 and $524,000, in the quarter ended March 31, 1998 and 1997, respectively, were approximately the same in both periods. During 1998, the Company will continue to capitalize development costs related to its next major version of FactoryLink ECS software.

         General and administrative expenses decreased slightly in 1998 compared to 1997. The decrease is primarily due to lower consulting fees, salaries and bonuses partially offset by an increase in the provision for doubtful accounts.

         The Company did not record an income tax benefit for the first quarter of 1998, as it would be based upon the future operating results of the Company. During the first quarter of 1997, the company recorded a deferred income tax benefit based on its ability to carryback losses to profitable periods

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $364,00 of cash during the quarter ended March 31, 1998. Also, during the first quarter of 1998, the Company invested $53,000 in capital equipment, primarily computers, $400,000 for the purchase of an MES software product and $573,000 in capitalized software development costs as described above. The Company also received $477,000 related to proceeds from exercise of stock options during the first quarter of 1998. Total cash usage for the first quarter of 1998 was $587,000.

         The Company believes cash on hand and cash generated from operations will be sufficient to satisfy its operating cash needs into the future. The Company is in the process of establishing a new credit facility which could be used to fund operating and capital requirements should the business expand more rapidly than expected. The Company is also in the process of selling the Systems Operations and believes such sale could generate additional cash available for use in the business. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "Results of Operations" and "Liquidity and Capital Resources" may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                       USDATA CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits (filed as part of this report).

                  Number           Description
                  11.1             Computation of Per Share Earnings
                  27               Financial Data Schedule
                                   (EDGAR Version only)



         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       USDATA CORPORATION, INC.




Date: May 15, 1998                     /s/ Robert A. Merry
                                       ---------------------------------------
                                       Robert A. Merry
                                       President and Chief Executive Officer



Date: May 15, 1998                     /s/ Robert L. Drury
                                       ---------------------------------------
                                       Robert L. Drury
                                       Vice President Finance, Chief Financial
                                       Officer Treasurer and Secretary
                                       (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS

Number           Description
------           -----------
11.1             Computation of Per Share Earnings
27               Financial Data Schedule
                 (EDGAR Version only)