Form 10-Q
period 1998-06-30
USDATA CORP
filed 1998-08-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q



  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998

  [ ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the transition period from        to        .
                                                             --------  --------


                         Commission File Number 0-25936

                               USDATA Corporation
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       75-2405152
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

                2435 N Central Expressway, Richardson, TX, 75080
-------------------------------------------------------------------------------
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

                  Yes   X                              No
                     ------                              ------
                 ---------------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1998:

                Class                                         Number of Shares
                                                               Outstanding

Common Stock, Par Value $.01 Per Share                       11,235,366 shares

                               USDATA CORPORATION
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                              Number

PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements (Unaudited)

                                    Consolidated Balance Sheets at
                                    June 30, 1998 and December 31,
                                    1997                                                         3

                                    Consolidated Statements of Operations
                                    for the Three and Six Months Ended
                                    June 30, 1998 and 1997                                       4

                                    Consolidated Statements of  Cash Flows
                                    for the Six  Months Ended
                                    June 30, 1998 and 1997                                       5

                                    Notes to Consolidated Financial
                                    Statements                                                   6

                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                                   7

PART II. OTHER INFORMATION

                  Item 4.           Submission of Matters to a Vote of Security Holders          11

                  Item 6.           Exhibits and Reports on Form 8-K                             11

                  Signatures                                                                     12

                  Computation of Per Share Earnings                                              13



                       USDATA CORPORATION AND SUBSIDIARIES



              CONSOLIDATED BALANCE SHEETS


                                                                                       (UNAUDITED)      (AUDITED)
                                                                                         JUNE 30,      DECEMBER 31,
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                              1998            1997
              =====================================================================================================
              ASSETS
              Current assets:
                Cash and cash equivalents                                                $ 3,897         $ 5,204
                Accounts receivable, net of allowance for doubtful
                   accounts of $1,372 and $1,158, respectively                             5,373           4,573
                Deferred income taxes                                                      2,345           2,345
                Other current assets                                                         464             436
              -----------------------------------------------------------------------------------------------------
                          Total current assets                                            12,079          12,558
              -----------------------------------------------------------------------------------------------------
              Property and equipment, net                                                  3,359           2,416
              Capitalized computer software development costs,
                net of accumulated amortization of $2,521
                and $2,161, respectively                                                   3,048           1,938
              Other assets                                                                   147              90
              Net assets of discontinued operations                                          685           2,252
              -----------------------------------------------------------------------------------------------------
                          Total assets                                                  $ 19,318        $ 19,254
              -----------------------------------------------------------------------------------------------------

              LIABILITIES AND STOCKHOLDERS' EQUITY
              Current liabilities:
                Accounts payable                                                         $ 1,810           $ 952
                Deferred revenue                                                           1,318           1,257
                Accrued compensation and benefits                                            793             955
                Other accrued liabilities                                                  2,734           1,488
              -----------------------------------------------------------------------------------------------------
                          Total current liabilities                                        6,655           4,652
              -----------------------------------------------------------------------------------------------------

              Deferred income taxes                                                          596             729
              -----------------------------------------------------------------------------------------------------
                          Total liabilities                                                7,251           5,381
              -----------------------------------------------------------------------------------------------------
              Commitments and contingencies                                                    -               -
              Stockholders' equity:
                Preferred stock, $.01 par value, 2,200,000 shares
                   authorized; none issued or outstanding                                      -               -
                Common stock, $.01 par value, 22,000,000 shares
                  authorized; 14,343,550  issued in 1998 and 1997                            143             143
                Additional paid-in capital                                                16,520          16,365
                Retained earnings                                                          6,401           8,919
                Treasury stock at cost, 3,129,684 shares in 1998
                   and 3,321,894 shares in 1997                                          (10,997)        (11,554)
              -----------------------------------------------------------------------------------------------------
                          Total stockholders' equity                                      12,067          13,873
              -----------------------------------------------------------------------------------------------------
                          Total liabilities and stockholders' equity                    $ 19,318        $ 19,254
              =====================================================================================================


                       USDATA CORPORATION AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED)
                                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                            JUNE 30,                 JUNE 30,
                                                                                  =========================  ======================
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                            1998        1997          1998        1997
===================================================================================================================================
            Net sales                                                                $ 5,806     $ 5,508      $ 11,446   $ 11,425

            Cost of sales                                                                353         503           721      1,036
-----------------------------------------------------------------------------------------------------------------------------------
            Gross profit                                                               5,453       5,005        10,725     10,389
-----------------------------------------------------------------------------------------------------------------------------------
            Operating expenses:
               Selling                                                                 3,760       3,683         7,686      8,305
               Product development                                                       865       1,062         1,545      1,946
               General and administration                                              1,203       1,419         2,371      2,665
-----------------------------------------------------------------------------------------------------------------------------------
            Total operating expenses                                                   5,828       6,164        11,602     12,916
-----------------------------------------------------------------------------------------------------------------------------------
            Loss from operations                                                        (375)     (1,159)         (877)    (2,527)
            Interest income                                                               56         118           114        168
-----------------------------------------------------------------------------------------------------------------------------------
            Loss from continuing operations before income taxes                         (319)     (1,041)         (763)    (2,359)
            Income tax (provision) benefit                                               (34)        362           (36)       802
-----------------------------------------------------------------------------------------------------------------------------------
            Loss from continuing operations                                             (353)       (679)         (799)    (1,557)
-----------------------------------------------------------------------------------------------------------------------------------
            Discontinued operations:
               Income (loss) from discontinued Systems Operations
                  (net of income taxes of $39 and $60 in 1997)                             -          77          (219)       118
               Estimated loss on disposal of discontinued System Operations,
                  including provision for operating losses of $250                         -           -        (1,500)         -
-----------------------------------------------------------------------------------------------------------------------------------
                    Income (loss) from discontinued operations                             -          77        (1,719)       118
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
            Net loss                                                                  $ (353)     $ (602)     $ (2,518)  $ (1,439)
-----------------------------------------------------------------------------------------------------------------------------------
            Earnings per share (basic & dilutive):
               Loss from continuing operations                                       $ (0.03)    $ (0.06)      $ (0.07)   $ (0.14)
               Income (loss) from discontinued operations                               -           0.01         (0.16)      0.01
===================================================================================================================================
                  Net loss                                                           $ (0.03)    $ (0.05)      $ (0.23)   $ (0.13)
===================================================================================================================================

               Weighted average shares outstanding:                                   11,211      11,380        11,156     11,233
===================================================================================================================================



            CONSOLIDATED STATEMENTS OF CASH FLOWS
            (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
            (IN THOUSANDS)                                                                    1998            1997
            ========================================================================================================
            Cash flows from operating activities:
            --------------------------------------------------------------------------------------------------------
            Net loss from continuing operations                                             $ (799)        $ (1,557)
            --------------------------------------------------------------------------------------------------------
               Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operations:
                 Depreciation and amortization                                                 894              690
                 Changes in assets and liabilities:
                      Accounts receivable                                                     (800)             611
                      Income tax receivable                                                      -            1,050
                      Deferred income taxes                                                   (133)          (1,149)
                      Accounts payable and accrued liabilities                               1,160               97
                      Deferred revenue                                                          61             (455)
            --------------------------------------------------------------------------------------------------------
                      Other - net                                                              (83)             143
            --------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) continuing operations                     300             (570)
            --------------------------------------------------------------------------------------------------------
            Cash flows from investing activities:
                 Capital expenditures                                                         (298)            (795)
                 Purchase of MES software                                                     (400)               -
            --------------------------------------------------------------------------------------------------------
                 Capitalized software development costs                                     (1,469)            (582)
            --------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                                 (2,167)          (1,377)
            --------------------------------------------------------------------------------------------------------
            Cash flows from financing activities:
            --------------------------------------------------------------------------------------------------------

                 Proceeds from issuance of common shares                                       712              190
            --------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                                712              190
            --------------------------------------------------------------------------------------------------------
            Cash flows from discontinued operations                                           (152)             899
            --------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash and cash equivalents                            (1,307)            (858)
            Cash and cash equivalents, beginning of period                                   5,204            6,398
            --------------------------------------------------------------------------------------------------------
            Cash and cash equivalents, end of period                                       $ 3,897          $ 5,540
            ========================================================================================================

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

(2)      RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted pronouncements issued by the Financial Accounting Standards Board ("FASB") relating to the presentation and disclosure of information related to comprehensive income (SFAS 130), segment data (SFAS 131) and pensions and other postretirement benefits (SFAS
132). The adoption of these provisions did not have a material effect on the Company's financial position or results of operations for the first six months of 1998 and the Company does not anticipate it will have a material impact in the future, but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

         Also, effective January 1, 1998, the Company adopted a Statement of Position (SOP) on software revenue recognition (SOP 97-2) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants that supersedes SOP 91-1. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations for the first six months of 1998 and the Company does not anticipate it will have a material impact in the future.

(3)      SUBSEQUENT EVENTS

         Effective July 1, 1998 the Company entered into an agreement to sell its discontinued Auto ID hardware integration and servicing business. The Company currently estimates the loss on disposal and loss from operations until the date of disposal will approximate the $1.7 million or $.16 per share loss which was recognized during the first quarter 1998.

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

         The Company currently derives all of its net sales from the Software Operations. The Software Operations' net sales are generated substantially from licenses of the FactoryLink family of products and also from related integration services, training classes, technical support and service agreements. These support and services agreements are generally one year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented 11%, and 10% of Software Operations' net sales during the three months ended June 30, 1998 and 1997, respectively.

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

         Effective January 12, 1998, the Company entered into an agreement to purchase a Manufacturing Execution Systems ("MES") software product, for $400,000 cash and 165,000 shares of the Company's common stock for $.01 per share. The common stock is expected to be issued in the second half of 1998 and will be restricted from sale. Restrictions on the sale of the stock will lapse upon the achievement of certain performance factors and time. The Company recorded $782,000 in accrued liabilities at June 30, 1998, which reflects the value of the stock to be issued based upon the closing price of the Company's common stock on January 12, 1998. The total purchase price of $1,182,000 is included in property and equipment at June 30, 1998.

         During the second quarter 1998, the Company and Microsoft jointly announced the Company's innovative new Manufacturing Execution System (MES) product, Xfactory(TM), which incorporates Microsoft's newest technologies and is built on Microsoft's DNA (Distributed interNet Applications) architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. Xfactory bridges the gap between the plant floor and ERP (Enterprise Resource Planning) systems.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:


                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                   June 30,
                                                                       =====================   =====================
                                                                         1998        1997           1998        1997
=====================================================================================================================
Net sales                                                                100.0%      100.0%         100.0%      100.0%


Cost of sales                                                              6.1%        9.1%           6.3%        9.1%
---------------------------------------------------------------------------------------------------------------------
Gross Profit                                                              93.9%       90.9%          93.7%       90.9%
---------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Selling                                                                64.8%       66.9%          67.2%       72.7%
   Product development                                                    14.9%       19.3%          13.5%       17.0%
   General and administrative                                             20.7%       25.8%          20.7%       23.3%
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 100.4%      111.9%         101.4%      113.1%
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                                      (6.5)%     (21.0)%         (7.7)%     (22.1)%
Interest income                                                            1.0%        2.1%           1.0%        1.5%
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes                       (5.5)%     (18.9)%         (6.7)%     (20.6)%
Income tax (provision) benefit                                            (0.6)%       6.6%          (0.3)%       7.0%
---------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                           (6.1)%     (12.3)%         (7.0)%     (13.6)%
---------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Income (loss) from discontinued Systems Operations                      0.0%        1.4%          (1.9)%       1.0%
   Estimated loss on disposal of discontinued System Operations            0.0%        0.0%         (13.1)%       0.0%
---------------------------------------------------------------------------------------------------------------------
     Income (loss) from discontinued operations                            0.0%        1.4%         (15.0)%       1.0%
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Net Loss                                                                  (6.1)%     (10.9)%        (22.0)%     (12.6)%
=====================================================================================================================



Comparison of Three Months Ended June 30, 1998 and 1997

         Net sales for the quarter ended June 30, 1998 increased 5% compared to the same quarter in 1997 primarily due to higher product sales partially offset by lower consulting revenues.

         Cost of sales as a percentage of net sales decreased primarily due to the replacement of printed product documentation with CD based product documentation.

         Selling expenses as a percentage of net sales decreased compared to the second quarter of 1997 primarily due to higher revenue in 1998. Selling expenses in absolute dollars for the second quarter of 1998 increased 2% over the second quarter of 1997. The increase is primarily due to higher marketing and customer support expenses, partially offset by cost reductions due to organizational changes, as the Company transitions from a direct sales force to a channel based distribution model.

         Gross product development expenses, including capitalized software development costs of $896,000 and $58,000, in the quarter ended June 30, 1998 and 1997, respectively, increased 57%. This increase is a result of development efforts related to the Company's next major version of FactoryLink ECS software. The Company expects to continue capitalizing these development costs throughout 1998.

         General and administrative expenses, for the second quarter of 1998, decreased 15%, when compared with the second quarter of 1997. The decrease is primarily related to a decrease in the quarterly provision for doubtful accounts, due to improvements in the overall quality of the Company's accounts receivable balance.

         The Company did not record an income tax benefit for the second quarter of 1998, as it would be based upon the future operating results of the Company. Income tax expense for 1998 is related to state income tax. During the second quarter of 1997, the Company recorded a deferred income tax benefit based on its ability to carryback losses to profitable periods.


Comparison of Six Months Ended June 30, 1998 and 1997

         Net sales for the six months ended June 30 1998 increased slightly compared to the same period in 1997. The increase is primarily a result of increased product sales offset by a decrease in consulting revenue.

         Cost of sales as a percentage of net sales decreased primarily due to the replacement of printed product documentation with CD based product documentation.

         Selling expenses for the six months ended June 30, 1998 decreased 11% compared to the same period in 1997. The decrease is primarily a result of cost reductions, due to organizational changes, as the Company transitions from a direct sales force to a channel based distribution model, This decrease was partially offset by higher marketing and customer support expenses.

         Gross product development expenses, including capitalized software development costs of $1,470,000 and $582,000, for the six months ended June 30, 1998 and 1997, respectively, increased 31%. The increase is a result of development efforts related to the Company's next major version of FactoryLink ECS software. The Company expects to continue capitalizing these development costs throughout 1998.

         General and administrative expenses, for the six months ended June 30, 1998, decreased 11%, when compared with the six months ended June 30, 1997, primarily due to a decrease in the provision for doubtful accounts, due to improvements in the overall quality of the Company's accounts receivable balance.

         The Company did not record an income tax benefit for the six months ended June 30, 1998, as it would be based upon the future operating results of the Company. Income tax expense for 1998 is related to state income tax. During the six months ended June 30, 1997, the company recorded a deferred income tax benefit based on its ability to carryback losses to profitable periods.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided $300,000 of cash during the six months ended June 30, 1998. During the six months ended June 30, 1998, the Company invested $298,000 in capital equipment, primarily computers, $400,000 for the purchase of an MES software product and capitalized $1,469,000 in software development costs. The Company also received $712,000 of proceeds related to the exercise of stock options during the six months ended June 30, 1998. Total cash usage for the first six months of 1998 was $1,307,000.

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

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 1, 1998. At this meeting, the shareholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated April 29, 1998. One nominee named in the Proxy Statement resigned from the Board of Directors for personal reasons prior to the Annual Meeting of Shareholders. The number of votes cast were as follows:


I.       ELECTION OF DIRECTORS



                                                     FOR                                WITHHELD
                                                     ---                                --------

Arthur R. Spector                                    9,814,248                           50,093
Gary J. Anderson, M.D.                               9,815,748                           48,593
James W. Dixon                                       9,835,860                           28,481
Max D. Hopper                                        9,835,760                           28,581
Jerry L. Johnson                                     9,816,676                           47,665
Jack L. Messman                                      9,835,660                           28,681
Robert A. Merry                                      9,827,758                           36,583

ITEM  5. OTHER INFORMATION

         Stockholders intending to present proposals at the next Annual Meeting of Stockholders to be held in 1999 must notify the Company of the proposal no later than December 30, 1998, if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a stockholder at the Annual Meeting of Stockholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than March 15, 1999.

ITEM  6. EXHIBITS

                  (a)      Exhibits (filed as part of this report).

                           Number           Description
                           11.1             Computation of Per Share Earnings

                           27.1             Financial Data Schedule
                                               (Edgar Version Only)


                  (b)      Reports on Form 8-K

                           No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1998

                       USDATA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                              USDATA CORPORATION, INC.



Date:  August 14, 1998          /s/ Robert A. Merry
                              -------------------------------------------------
                              Robert A. Merry
                              President and Chief Executive Officer



Date:  August 14, 1998          /s/ Robert L. Drury
                              -------------------------------------------------
                              Robert L. Drury
                              Vice President Finance, Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                      EXHIBIT
------                      -------

11.1                        Computation of Per Share Earnings

27.1                        Financial Data Schedule