Form 10-Q
period 1998-09-30
USDATA CORP
filed 1998-11-16
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1998

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

              Yes   [X]                                No [ ]

                         -----------------------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1998:

            Class                                             Number of Shares
                                                                Outstanding

Common Stock, Par Value $.01 Per Share                        11,237,366 shares

                               USDATA CORPORATION
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                         Page
                                                                         Number
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements (Unaudited)

                      Consolidated Balance Sheets at
                      September 30, 1998 and December 31,
                      1997                                                 3

                      Consolidated Statements of Operations
                      for the Three and Nine Months Ended
                      September 30, 1998 and 1997                          4

                      Consolidated Statements of Cash Flows
                      for the Nine Months Ended
                      September 30, 1998 and 1997                          5

                      Notes to Consolidated Financial
                      Statements                                           6

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                           7

PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                    12

           Signatures                                                     13

           Computation of Per Share Earnings                              14

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                          (UNAUDITED)          (AUDITED)
                                                          SEPTEMBER 30,       DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)               1998                1997
                                                         ---------------    ---------------
ASSETS
Current assets:
  Cash and cash equivalents                              $         2,396    $         5,204
  Accounts receivable, net of allowance for doubtful
     accounts of $869 and $1,158, respectively                     4,210              4,573
  Deferred income taxes                                            2,672              2,345
  Other current assets                                               662                436
                                                         ---------------    ---------------
            Total current assets                                   9,940             12,558
                                                         ---------------    ---------------

Property and equipment, net                                        3,348              2,416
Capitalized computer software development costs,
  net of accumulated amortization of $2,521
  and $2,161, respectively                                         3,813              1,938
Other assets                                                         119                 90
Net assets of discontinued operations                               --                2,252
                                                         ---------------    ---------------
            Total assets                                 $        17,220    $        19,254
                                                         ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $         1,257    $           952
  Deferred revenue                                                 1,129              1,257
  Accrued compensation and benefits                                  861                955
  Other accrued liabilities                                        2,987              1,488
                                                         ---------------    ---------------
            Total current liabilities                              6,234              4,652
                                                         ---------------    ---------------

Deferred income taxes                                                621                729
Net liabilities of discontinued operations                            60               --
                                                         ---------------    ---------------
            Total liabilities                                      6,915              5,381
                                                         ---------------    ---------------

Commitments and contingencies                                       --                 --
Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares
     authorized; none issued or outstanding                         --                 --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 14,343,550  issued in 1998 and 1997                  143                143
  Additional paid-in capital                                      16,534             16,365
  Retained earnings                                                4,557              8,919
  Treasury stock at cost, 3,106,184 shares in 1998
     and 3,321,894 shares in 1997                                (10,929)           (11,554)
                                                         ---------------    ---------------
            Total stockholders' equity                            10,305             13,873
                                                         ---------------    ---------------
            Total liabilities and stockholders' equity   $        17,220    $        19,254
                                                         ===============    ===============



The accompanying notes are an integral part of the consolidated financial statements.

                        USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    --------------------------    --------------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                        1998           1997           1998           1997
                                                                    -----------    -----------    -----------    -----------
Net sales                                                           $     4,890    $     4,844    $    16,336    $    16,269

Cost of sales                                                               221            510            942          1,546

                                                                    -----------    -----------    -----------    -----------
Gross profit                                                              4,669          4,334         15,394         14,723
                                                                    -----------    -----------    -----------    -----------

Operating expenses:
   Selling                                                                4,432          3,755         12,118         12,060
   Product development                                                      814            871          2,359          2,817
   General and administrative                                             1,320          1,861          3,691          4,526
                                                                    -----------    -----------    -----------    -----------
Total operating expenses                                                  6,566          6,487         18,168         19,403
                                                                    -----------    -----------    -----------    -----------

Loss from operations                                                     (1,897)        (2,153)        (2,774)        (4,680)

Interest income                                                              53             46            167            214
                                                                    -----------    -----------    -----------    -----------

Loss from continuing operations before income taxes                      (1,844)        (2,107)        (2,607)        (4,466)
Income tax (provision) benefit                                             --              716            (36)         1,518
                                                                    -----------    -----------    -----------    -----------
Loss from continuing operations                                          (1,844)        (1,391)        (2,643)        (2,948)
                                                                    -----------    -----------    -----------    -----------

Discontinued operations:
   Income (loss) from discontinued Systems Operations
      (net of income taxes of $28 and $88 in 1997)                         --               53           (219)           171
   Estimated loss on disposal of discontinued Systems Operations,
      including provision for operating losses of $250                     --             --           (1,500)          --
                                                                    -----------    -----------    -----------    -----------
        Income (loss) from discontinued operations                         --               53         (1,719)           171
                                                                    -----------    -----------    -----------    -----------
                                                                    -----------    -----------    -----------    -----------
Net loss                                                            $    (1,844)   $    (1,338)   $    (4,362)   $    (2,777)
                                                                    ===========    ===========    ===========    ===========

Net earnings (loss) per common share (Basic & Dilutive):
   Continuing operations                                            $     (0.16)   $     (0.13)   $     (0.24)         (0.27)
   Discontinued operations                                                 --             0.01          (0.15)          0.02
                                                                    -----------    -----------    -----------    -----------
      Net loss                                                      $     (0.16)   $     (0.12)   $     (0.39)   $     (0.25)
                                                                    ===========    ===========    ===========    ===========

      Weighted average common shares outstanding                         11,233         10,852         11,182         11,105
                                                                    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                          1998            1997
                                                                     -------------    --------------
Cash flows from operating activities:
Net loss from continuing operations                                  $     (2,643)   $     (2,948)
   Adjustments to reconcile net loss from continuing operations to   -------------   ---------------
   net cash used in continuing operations:
     Depreciation and amortization                                          1,156           1,200
     Changes in assets and liabilities:
          Accounts receivable                                                 363           1,597
          Income tax receivable                                              --             1,050
          Deferred income taxes                                              --            (1,736)
          Accounts payable and accrued liabilities                            795             591
          Deferred revenue                                                   (128)           (401)
          Other - net                                                        (187)            289
                                                                     ------------    ------------
          Net cash used in continuing operations                             (644)           (358)
                                                                     ------------    ------------
Cash flows from investing activities:
     Capital expenditures                                                    (615)           (844)
     Purchase of MES software                                                (400)           --
     Capitalized software development costs                                (2,234)         (1,422)
                                                                     ------------    ------------
          Net cash used in investing activities                            (3,249)         (2,266)
                                                                     ------------    ------------
Cash flows from financing activities:
     Proceeds from issuance of common shares                                  794             193
     Payments on capital lease obligations                                   --               (52)
                                                                     ------------    ------------
          Net cash provided by financing activities                           794             141
                                                                     ------------    ------------
Cash flows from discontinued operations                                       291             419
                                                                     ------------    ------------
Net decrease in cash and cash equivalents                                  (2,808)         (2,064)
Cash and cash equivalents, beginning of period                              5,204           6,398
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $      2,396    $      4,334
                                                                     ============    ============

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

(2)      MES SOFTWARE PRODUCT

         Effective January 12, 1998, the Company entered into an agreement to purchase a Manufacturing Execution Systems ("MES") software product, for $400,000 cash and 165,000 shares of the Company's common stock for $.01 per share. The common stock is expected to be issued in 1998 and will be restricted from sale. Restrictions on the sale of the stock will lapse upon the achievement of certain performance factors and time. The Company recorded $782,000 in accrued liabilities at September 30, 1998, which reflects the value of the stock to be issued based upon the closing price of the Company's common stock on January 12, 1998. The total purchase price of $1,182,000 is included in property and equipment at September 30, 1998. The Company made its first production shipment of this product at the end of third quarter 1998.

(3)      DISCONTINUED OPERATIONS

         Effective July 1, 1998, the Company sold its Auto ID hardware integration and servicing business. In conjunction therewith, during the first quarter of 1998, the Company reported a loss of $1,250,000 related to the disposal thereof and $469,000 related to operations through the date of disposal.

 (4)     RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted pronouncements issued by the Financial Accounting Standards Board ("FASB") relating to the presentation and disclosure of information related to comprehensive income (SFAS 130), segment data (SFAS 131) and pensions and other postretirement benefits (SFAS
132). The adoption of these provisions did not have a material effect on the Company's financial position or results of operations for the first nine months of 1998 and the Company does not anticipate it will have a material impact in the future, but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

         Also, effective January 1, 1998, the Company adopted a Statement of Position (SOP) on software revenue recognition (SOP 97-2) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants that supersedes SOP 91-1. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations for the first nine months of 1998 and the Company does not anticipate it will have a material impact in the future.

(5)      SUBSEQUENT EVENT

         Subsequent to September 30, 1998 the Company received approximately $1,500,000 in tax refunds related to filing its 1997 income tax return. The tax refunds were generated from the carryback of 1997 operating losses to profitable years.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application development software that enables information integration, decision support and supervisory control throughout the manufacturing enterprise ("Software Operations"). The Company's client/server products help automate manufacturing and process control, allowing customers to reduce operating costs, shorten cycle times, and improve product quality. The Company provides this knowledge through software products and services and delivers it through a community of business partners. The Company brings nearly a quarter-century of expertise in manufacturing performance improvement to its partners and end-users.

         USDATA is committed to solving customer problems and increasing productivity on the manufacturing floor through technological innovation. The Company's products are noted for high-performance, ease-of-use and support of enterprise computing environments. The Company's customers are in a wide variety of industries, including chemical, oil and gas, food, beverage, automotive, aerospace, telecom, electronics, transportation and other industries.

         The Company's family of software products, marketed under the names of FactoryLink ECS(R) and Xfactory(R) provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

         The Company develops, markets and supports FactoryLink ECS software products for customers requiring enterprise-wide, open systems solutions for supervising, monitoring and controlling manufacturing and production processes. These software products enable customers to develop real-time client/server computer applications that provide interactive, dynamic and graphical interfaces to a manufacturing and production processes. These applications collect, connect and communicate information about an automated manufacturing process, typically drawn from complex operating sources or from multiple sites throughout an enterprise, and enable the user to interact with and control plant-wide processes. The real-time information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

         In mid-1998 the company introduced its newest software product, Xfactory, a manufacturing execution software (MES) product which incorporates Microsoft's newest technologies and is built on Microsoft's DNA (Distributed interNet Applications) architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. Xfactory bridges the gap between the plant floor and ERP (Enterprise Resource Planning) systems. The Company develops markets and supports Xfactory software products for customers requiring enterprise-wide, open systems solutions for production management and leveraging business and planning (ERP) systems. The Xfactory software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling, and genealogy tracking for manufacturing and production processes. The information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity. The Company made its initial production shipment of Xfactory at the end of the third quarter 1998 and believes this product has significant growth potential beginning in the fourth quarter 1998 and throughout 1999.

         Effective July 1, 1998, the Company sold its Auto ID hardware integration and servicing business ("Systems Operations"). In conjunction therewith, during the first quarter of 1998, the Company reported a loss of $1,250,000 related to the disposal thereof and $469,000 related to operations through the date of disposal. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the Software Operations with the net results of the Systems Operations reported on its statements of operations under the caption Discontinued operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    ---------------------------     ---------------------------
                                                                       1998            1997            1998            1997
                                                                    -----------     -----------     -----------     -----------
Net sales                                                                 100.0%          100.0%          100.0%          100.0%

Cost of sales                                                               4.5%           10.5%            5.8%            9.5%

                                                                    -----------     -----------     -----------     -----------
Gross profit                                                               95.5%           89.5%           94.2%           90.5%
                                                                    -----------     -----------     -----------     -----------

Operating expenses:
     Selling                                                               90.6%           77.5%           74.2%           74.1%
     Product development                                                   16.6%           18.0%           14.4%           17.3%
     General and administrative                                            27.0%           38.4%           22.6%           27.8%
                                                                    -----------     -----------     -----------     -----------
Total operating expenses                                                  134.3%          133.9%          111.2%          119.3%
                                                                    -----------     -----------     -----------     -----------

Loss from operations                                                      (38.8)%         (44.4)%         (17.0)%         (28.8)%

Interest income                                                             1.1%            0.9%            1.0%            1.3%
                                                                    -----------     -----------     -----------     -----------

Loss from continuing operations before income taxes                       (37.7)%         (43.5)%         (16.0)%         (27.5)%
Income tax (provision) benefit                                              0.0%           14.8%           (0.2)%           9.3%
                                                                    -----------     -----------     -----------     -----------
Loss from continuing operations                                           (37.7)%         (28.7)%         (16.2)%         (18.1)%
                                                                    -----------     -----------     -----------     -----------

Discontinued operations:
     Income (loss) from discontinued Systems Operations                     0.0%            1.1%           (1.3)%           1.1%
     Estimated loss on disposal of discontinued System Operations           0.0%            0.0%           (9.2)%           0.0%
                                                                    -----------     -----------     -----------     -----------
          Income (loss) from discontinued operations                        0.0%            1.1%          (10.5)%           1.1%
                                                                    -----------     -----------     -----------     -----------

                                                                    -----------     -----------     -----------     -----------
Net loss                                                                  (37.7)%         (27.6)%         (26.7)%         (17.1)%
                                                                    -----------     -----------     -----------     -----------

Comparison of Three Months Ended September 30, 1998 and 1997

         Net sales for the quarter ended September 30, 1998 increased slightly compared to 1997 primarily due to higher software product sales and support and service revenues, partially offset by lower consulting revenues. Support and service revenue represented 16.5%, and 14.3% of Software Operations' net sales during the three months ended September 30, 1998 and 1997, respectively.

         Cost of sales, as a percentage of net sales, decreased primarily due to the replacement of printed product documentation with CD based product documentation. In addition, the three months ended September 30, 1998 did not include any amortization of computer software development costs, as all development costs, except development costs related to future unreleased products, were fully amortized as of June 30, 1998.

         Selling expenses increased compared to the third quarter of 1997 primarily due to increased marketing expenses designed to promote and pull product through the Company's sales channel.

         Product development expenses decreased slightly as a result of lower personnel costs partially offset by increased outside development expenses. Product development expenses are net of capitalized development costs of $765,000 and $840,000, for 1998 and 1997, respectively, related to the Company's next major FactoryLink ECS version. The Company expects to continue capitalizing these development costs throughout 1998.

         General and administrative expenses for 1998 decreased compared to 1997 primarily as a result of lower provisions for doubtful accounts, due to improvements in the overall quality of the Company's accounts receivable balance, and lower consultant fees.

         During the third quarter of 1997, the Company recorded a deferred income tax benefit based on its ability to carryback losses to prior profitable periods. There are no loss carrybacks available in 1998.


Comparison of Nine Months Ended September 30, 1998 and 1997

         Net sales for the nine months ended September 30, 1998 increased slightly compared to the same period in 1997, primarily due to increased software product sales and customer support revenues partially offset by a decrease in consulting and training revenues.

         Cost of sales as a percentage of net sales decreased primarily due to the replacement of printed product documentation with CD based product documentation as well as decreased amortization of capitalized software development costs.

         Total selling expenses for the nine months ended September 30, 1998 remained relatively flat compared to the same period in 1997, however the composition of total selling expenses between these periods included increased marketing and customer support expenses offset by a decrease in distribution expenses. The decrease in distribution expenses is primarily a result of cost reductions, due to organizational changes, reflecting the Company's transition from a direct sales model to an indirect, channel based distribution model.

         Product development expenses decreased slightly as a result of lower personnel costs partially offset by increased outside development expenses. Product development expenses are net of capitalized development costs of $2,234,000 and $1,424,000, for 1998 and 1997, respectively.

         General and administrative expenses for 1998 decreased compared to 1997 primarily as a result of lower provisions for doubtful accounts, due to improvements in the overall quality of the Company's accounts receivable balance, and lower consultant fees.

         During the third quarter of 1997, the Company recorded a deferred income tax benefit based on its ability to carryback losses to prior profitable periods. There are no loss carrybacks available in 1998. Income tax expense for 1998 is related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $644,000 of cash during the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company invested $615,000 in capital equipment, primarily computers, $400,000 for the purchase of an MES software product and capitalized $2,234,000 in software development costs. The Company also received $794,000 of proceeds related to the exercise of stock options. Total cash usage for the first nine months of 1998 was $2,808,000. Subsequent to September 30, 1998, the Company received income tax refunds of approximately $1,500,000 related to the carryback of 1997 operating losses to profitable years.

         The Company believes cash on hand and cash generated from operations will be sufficient to satisfy its operating cash needs into the future. The Company is in the process of establishing a new credit facility which could be used to fund operating and capital requirements should the business expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions although there is no assurance that such debt or financing will be available.

IMPACT OF YEAR 2000 ISSUES

         The Company is currently addressing the Year 2000 ("Y2K") issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

         The Company's integrated business software, which provides order processing, sales administration, accounts receivable, accounts payable and general ledger systems, is not currently Y2K compliant. During the first quarter of 1999, the Company plans on upgrading to the most recent version of the software, which is Y2K compliant. Thereafter, the Company is planning on conducting transaction based testing to confirm the system's ability to handle transactions related to the Y2K. The Company has not estimated the cost of completing this upgrade, but currently believes it will not be material.

         The Company has recently upgraded to a new internal network server, both hardware and software, which are both Y2K compliant. Outside of its integrated business software applications, the Company has very few systems that are interfaced together and therefore believes that its exposure is relatively low that a Y2K problem with any one system or application can adversely impact the entire IT environment.

         For primarily operational purposes, the Company has been upgrading PCs and individual applications running thereon throughout 1998 and 1997. The upgraded PCs and application software are Y2K compliant and the Company believes it has minimal exposure to any business interruption from out-of-date PC's, network equipment or related software. In addition, the Company has a backup process in place under which data from individual PCs are backed up to an IT controlled server. Therefore, if any one application does not function due to Y2K issues, the data can easily be moved to another desktop station that is Y2K compliant. Additionally, during 1998 the Company conducted an inventory of PC's and network equipment to determine which of those might need to be replaced because of Y2K related issues.

         The Company's primary products are manufacturing related software. The Company has established a process for testing and certifying these software products for Y2K compliance. During 1998, the Company released a Y2K compliant version of FactoryLink ECS for all major platforms supported by the Company. The Company has used and plans on continuing to use its own internal development and support resources to test and remediate its product software for Y2K compliance. All new products of the Company, introduced in 1998, are Y2K compliant.

         The Company has also established a special section on its World Wide Web site devoted to Y2K compliance. The site clearly indicates what the Company means when it states a product is Y2K compliant, which specific products are Y2K compliant and what the upgrade path is, if required, to bring older versions of its products up to Y2K compliance. Customers who are covered under the Company's service and support agreements are eligible to receive Y2K versions of the Company's products at no additional cost. The Company has instituted specific marketing and pricing programs to identify and assist customers who are not covered under the Company's service and support agreements in upgrading to Y2K compliant versions of its software products. Additionally, the Company has added specific language to its standard product warranty addressing Y2K. The Company has not nor does it anticipate obtaining any insurance coverage for Y2K problems.

         To date, the Company has not incurred any material expense directly related to Y2K compliance for its internal IT and non-IT computer systems. Activities and expenses associated with conversion to new or upgraded systems have been driven primarily by operational considerations. The Company plans to use its internal resources to address any Y2K compliance issues which are currently planned or may yet arise. The Company has not separately tracked these types of expense, but does not currently believe they have been or will be material.

         The Company has incurred costs in terms of time spent on research, modification, testing and remediation for its manufacturing related software products but has not determined the magnitude of such costs to date. Additional internal resources will be utilized during 1999 however, the Company does not currently expect such expenses to be material to the its financial position or results of operations.

         The Company does not currently believe it is dependent on any significant suppliers for which there may be Y2K compliant issues. Services such as banking and insurance are conducted with companies that either are or will be Y2K compliant.

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

PART II. OTHER INFORMATION

ITEM  6. EXHIBITS

                  (a)      Exhibits (filed as part of this report).

                           Number           Description
                           ------           -----------
                           11.1             Computation of Per Share Earnings

                           27.1             Financial Data Schedule
                                             (Edgar Version Only)


                  (b)      Reports on Form 8-K

                           No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1998

                       USDATA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                     USDATA CORPORATION, INC.



Date: November 16, 1998              /s/ Robert A. Merry
                                     -------------------------------------------
                                     Robert A. Merry
                                     President and Chief Executive Officer



Date: November 16, 1998              /s/ Robert L. Drury
                                     -------------------------------------------
                                     Robert L. Drury
                                     Vice President Finance, Chief Financial
                                     Officer
                                     Treasurer and Secretary (Principal
                                     Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Number                     Description
------                     -----------
11.1                       Computation of Per Share Earnings

27.1                       Financial Data Schedule
                            (Edgar Version Only)