Form 10-K
period 1998-12-31
USDATA CORP
filed 1999-03-31
CIK 943895

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________________

                         Commission file number 0-25936

                               USDATA CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               75-2405152
        --------                                               ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

     2435 N. Central Expressway
         Richardson, Texas                                        75080
         -----------------                                        -----
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (972) 680-9700

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
 -------------------                  -----------------------------------------
       None                                         Not applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 25, 1999, was approximately $11,997,208 based on the sale price of the Common Stock on March 25, 1999, of $
3.12 as reported by the NASDAQ National Market System.

     As of March 25, 1999, the registrant had outstanding 11,402,366 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 18, 1999 are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

                               USDATA CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


ITEM 1.     BUSINESS

GENERAL

         USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application development software that enables information integration, decision support and supervisory control throughout the manufacturing enterprise. The Company's component-based products help automate manufacturing and process control, allowing customers to reduce operating costs, shorten cycle times, and improve product quality. The Company provides this knowledge through software products and services and delivers it through a community of business partners. USDATA brings nearly a quarter-century of expertise in manufacturing performance improvement to its partners and end-users.

         USDATA is committed to solving customer problems and increasing productivity on the manufacturing floor through technological innovation. The Company's products are noted for high-performance, ease-of-use and support of enterprise computing environments. The Company's customers are in a wide variety of industries including; chemical, oil and gas, food, beverage, automotive, aerospace, telecommunications, electronics, transportation and other industries.

         The Company's family of software products, marketed under the names of FactoryLink(R) and Xfactory(TM) provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

MANUFACTURING APPLICATION SOFTWARE

Overview

         The Company develops, markets and supports FactoryLink(R) software products for customers requiring enterprise-wide, open systems solutions for supervising, monitoring and controlling manufacturing and production processes. These software products enable customers to develop real-time component-based computer applications that provide interactive, dynamic and graphical interfaces to manufacturing and production processes. These applications collect, consolidate and communicate information about an automated manufacturing process, typically drawn from complex operating sources or from multiple sites throughout an enterprise, and enable the user to interact with and control plant-wide processes. The real-time information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

         The Company's flagship software product, FactoryLink(R), is a manufacturing process solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink(R) is a real-time application server product that enables manufacturers to connect to plant floor devices, consolidate and process data and communicate the data to decision-makers throughout the manufacturing enterprise. FactoryLink(R) gives manufacturers the accurate and timely production information they need to make effective decisions throughout the enterprise. FactoryLink(R), as the plant server, is the centerpiece of a real-time data distribution architecture.

         In mid-1998 the Company introduced its newest software product, Xfactory(TM), a manufacturing execution solution ("MES") product which incorporates Microsoft's newest technologies and is built on Microsoft's Distributed interNet Applications ("DNA") architecture. Xfactory(TM) enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES.

Background and Market Demand

         Traditional Enterprise Resource Planning ("ERP") systems have product-centric views of the manufacturing enterprise. These business systems provide decision-makers with an excellent understanding of product attributes including material costs, bill of materials, labor costs, etc. However, business systems generally have no concept of the target process parameters for actually producing finished goods or the actual process parameters and conditions that occurred to generate specific lots of finished goods.

         Similarly, traditional control systems have an excellent process-centric view of manufacturing. They understand how things are made, target process parameters and material movement. However, process control systems do not have any concept of the actual product made - lot numbers, yield, quality attributes, costing information, etc.

         To make effective and efficient production decisions, both types of information - product and process must be used. This raises a fundamental issue of how to create communication between the disparate worlds of business and control systems when neither speaks the language of the other. USDATA's products integrate business systems and process control systems for any production focused enterprise.

FactoryLink(R)

         FactoryLink(R) allows customers to collect and monitor data from disparate process control systems. As such, it acts as hub for real-time information to be used by various decision makers interested in real-time status of the production process. In 1998, two new versions of FactoryLink(R) were released enhancing the product's already solid reputation for reliability, scalability and flexibility.

         To simplify connecting to plant floor devices, the Company recently added support for OLE for Process Control ("OPC") to FactoryLink(R), making it an interoperable server that can collect and distribute data throughout a multi-vendor manufacturing environment. FactoryLink(R)'s extensive database connectivity and interfaces to MES and ERP products allow it to function as the automation system hub, much broader than just HMI. Customers can now leverage their existing investments in various HMIs and build an integrated system, thereby eliminating existing islands of automation. The OPC standard was developed by an industry body, with key involvement from the Company, to make data integration easier. OPC provides a standard set of interfaces that hardware and software vendors can use to communicate and enables data to be gathered from plant floor devices in a standard way.

         The FactoryLink(R) software enables a customer to:

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

         FactoryLink(R)'s architecture permits the user to pick and choose the exact functionality required for a particular application. It allows the user to design high performance, real-time systems capable of handling large amounts of data. Techniques for exception processing, message compression and high-speed data transfer achieve optimal functionality under this architectural arrangement.

         The Company has a long heritage in the industrial automation software business and in 1998 released Year 2000 ready versions on all major FactoryLink(R) platforms historically supported by the Company, including DOS, UNIX, OS/2, Microsoft Windows, NT and Windows 95. To provide the Company's customers with a convenient means to obtain information regarding Year 2000 readiness of its products, the Company maintains a Web site (www.usdata.com) with the latest information regarding Year 2000 readiness for its products, including a statement of what it means when a product is designated as Year 2000 ready.

Xfactory(TM)

         Xfactory(TM) is an MES product which incorporates Microsoft's newest technologies and is built on Microsoft's DNA architecture. Xfactory(TM) enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. Xfactory(TM) bridges the gap between the plant floor and ERP systems. The Company develops, markets and supports Xfactory(TM) software products for customers requiring enterprise-wide, open systems solutions for production management and leveraging business and planning systems. The Xfactory(TM) software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling, and geneology tracking for manufacturing and production processes. The information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

         Xfactory(TM) software enables a customer to:

    o Utilize a fixed data base scheme, where the objects themselves are stored in the same database.

    o Effectively convert the plant network into an intelligent event routing entity, allowing the customer to effortlessly send and receive local and remote event notifications.

    o Maintain an object-oriented programming which allows base objects to incorporate properties, events and methods. This has significantly eased the demands of large-scale software development. Xfactory(TM) successfully applies object modeling to the manufacturing plant itself

    o Utilize a three-tiered architecture. Single client or client/server systems cannot separate corporate data, client stations and business rules and programs. Properly designed three-tiered architectures provide many benefits: greater security, optimized client database connections, centralized management, thin clients and distributed processing for greater speed and throughput. Xfactory(TM) was designed from the ground up to fully leverage this architecture. Xfactory(TM) clients reside on Tier 1, components in the Microsoft Transaction Server on Tier 2 and a client/server relational database on Tier 3.

    o Reuse ActiveX components. Xfactory(TM) is totally component based and 100% Internet compatible. Xfactory(TM) components can be easily incorporated into environments such as Visual Basic, C/C++, Microsoft Office, Oracle Forms and SCADA packages, such as FactoryLink(R).

Marketing, Sales and Distribution

         The Company's sales and support organization includes: channel management personnel; a corporate business development group for lead generation; technical resources; and authorized distributors worldwide that acquire licenses for the Company's products at a discount for remarketing and provide training, customer support and consulting services to end-users. The Company's sales and support organization is therefore able to combine its internal resources with the resources, expertise and customer base of qualified third party distributors, remarketers and integrators. The Company's internal sales and marketing organization consists of 57 persons as of December 31, 1998 and is based in Richardson, Texas. The Company has field sales locations in 6 other cities in the United States and in Belgium, England, Denmark, Germany, France and Italy.

         In 1998, a considerable amount of effort was expended in expanding the Company's network of distributors, referred to as tier one partners ("TOPs"). Today, approximately 40 such TOPs deliver over 90% of USDATA's products to system integrators and the ultimate end-users. This indirect strategy is critical to the Company's success and future growth because each TOP functions as a virtual extension of the Company's sales, service and support. Typically, the business model of TOPS is primarily driven by industrial software revenues and related products; TOPs generally have value-added products and services that are additive to the Company's core products; and TOPs generally work cooperatively with a community of local system integrators that actually perform project work for the end-user.

         In support of its channel sales efforts, the Company conducts comprehensive marketing programs that include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communications programs. The Company also seeks to stimulate interest in its products and to keep its customers informed of advances in application development technology through demonstrations, promotional seminars, publications, technical notes and newsletters.

Customer Service

         The Company believes a high level of customer service and technical support is critical to customer satisfaction, especially since many of the Company's customers use its products to develop complex, large-scale applications on which the success of their organizations may depend. The Company has established, and intends to continue to enhance and expand, an integrated, highly-skilled channel service and technical support organization.

         The Company provides first level, localized support through its highly qualified and experienced TOPs. All support engineers are networked utilizing a single knowledge based system to ensure quick and efficient transfer of data, software corrections and up to date technical information. In addition to the daily interaction between the Company's support personnel and the TOPs engineers, the Company also conducts regular training sessions to enhance the technical knowledge and working relationship in this support community. Annual software support agreements are available to customers in various forms.

         The Company also provides customer support for its products via the Web, allowing users access to the latest software fixes, FAQ's (frequently asked questions), detailed examples and most importantly, on-line trouble shooting/problem submission. The Company has recently initiated a FactoryLink(R) Certified Integration Partner Program. Members of this program have specific vertical market and industry expertise, established relationships with prominent hardware and software vendors and a track record of quality products and successful application implementations.

         The Company offers comprehensive training classes to customers and third-party remarketers. Training classes are offered through in-house training facilities in Richardson, Texas and in Brussels, Belgium and through its authorized training TOPs throughout the world. The training curriculum is a comprehensive program of application development training in a hands-on, lab-based training environment. The Company can also provide on-site training when required by customers.

Customers

         Since the introduction of the FactoryLink(R) software product in 1986, the Company has licensed more than 35,000 copies of the product worldwide for use in the chemical, oil and gas, food, beverage, public utility, pharmaceutical, pulp and paper, automotive, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. Established end-users include Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Hewlett-Packard Company, Michelin Tire Corporation and Nestle Food Company. In the year ended December 31, 1998, no single end-user of the Company's products accounted for greater than 10% of total net sales.

         Sales to foreign clients (primarily in Europe) continue to be a significant source of revenue for the Company. For the year ended December 31, 1998, the Company realized net sales from its international operations of $12.9 million (56% of net sales), as compared with $9.9 million for the comparable 12 month period (44% of net sales). Virtually all of these international sales were of the Company's FactoryLink(R) software products. See also Note 9 to Notes to Consolidated Financial Statements for additional information on export sales.

         The Company has maintained a long-term partner relationship with Schneider Automation. Schneider and its predecessors have been purchasing for resale a private label and OEM version of FactoryLink(R) from the Company since 1989 and, for the years ended December 31, 1998 and 1997 accounted for $4.1 million and $3.0 million or 18% and 13%, respectively, of total net sales.

Product Innovation and Development

         The Company's product development efforts are focused on expanding the Company's portfolio of software products as well as maintaining the competitiveness of its current products, including development of future releases, improvements in the ease of use of its products and creation of new application modules and development tools as well as the development of new products that enable manufacturing performance improvement. The independence of its products from underlying hardware platforms, GUIs, RDBMSs, networks and other technologies and standards gives the Company the flexibility to evaluate a wide range of new opportunities to expand the current scope of its products. The Company's development activities are driven by market requirements and to the extent possible leverage known technologies and architectures.

         During the years ended December 31, 1998 and 1997, the Company invested approximately $5.4 million and $5.8 million, respectively, in product development. In the years ended December 31, 1998 and 1997, the Company expended 13%, and 16%, respectively, of its total net sales on product development, net of capitalized software. The Company anticipates that it will continue to commit substantial resources to product development in the future. See Note 1 to the Notes to Consolidated Financial Statements for additional information on how the Company accounts for such costs.

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

         The Company's FactoryLink(R) product competes with a number of software suppliers, including Intellution, owned by Emerson Electric, GEF Automation, owned by FEF-Fuanuc, Rockwell Software, owned by Rockwell Automation and

Wonderware Corporation, owned by Siebe plc, as well as large PLC and DCS manufacturers that provide similar software along with their hardware products.

         The Company's Xfactory(TM) product competes with a number of software suppliers, including GR Software, owned by Genrad Corporation, Consilium owned by Applied Materials, Promis Systems owned by Brooks Automation, Camstar Systems Inc., RWT Corporation, as well as smaller software companies that provide similar software.

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

BACKLOG

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

INTELLECTUAL PROPERTY

         The Company holds a patent in the United States covering control systems that employ the features embodied in its FactoryLink(R) product. The Company has registered its "USDATA" and "FactoryLink(R)" trademarks and has applied for registration of its Xfactory(TM) trademark with the U.S. Patent and Trademark office, as well as in several foreign countries.

         The Company regards its software as proprietary and attempts to protect it with a combination of patent, copyright, trademark and trade secret law, license agreements, nondisclosure and other contractual provisions and technical measures. The Company requires employees to sign an agreement not to disclose trade secrets and other proprietary information.

         The Company's software products are licensed to end-users under a perpetual non-transferable, nonexclusive license that stipulates which modules can be used and how many concurrent controllers may use them. The Company relies primarily on "shrink wrap" licenses for the protection of its products. A shrink wrap license agreement is a printed and/or electronic license agreement included with the packaged software that sets forth the terms and conditions under which the purchaser can use the product and binds the purchaser by its acceptance and purchase of the software to such terms and conditions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 120 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified. The following persons were executive officers of the Company at March 31, 1998:


Name               Age     Position
----               ---     --------
Robert A. Merry    49      President and Chief Executive Officer
Robert L. Drury    52      Vice President, Chief Financial Officer and Treasurer

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

ITEM 2.     PROPERTIES

         The Company leases approximately 50,000 square feet of office space in Richardson, Texas. The lease agreement for this office space expires in 2000. The Company leases additional office space in major cities in the United States and in Europe. The Company considers its leased real property adequate for its current and reasonably foreseeable needs. The Company believes that suitable additional or alternative space will be available as needed to accommodate the expansion of corporate operations and additional sales offices.

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

         None.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), has been listed on the Nasdaq National Market since June 16, 1995, under the symbol "USDC". The following table sets forth, on a per share basis for the periods shown, the range of high and low closing prices of the Company's Common Stock compiled from published sources:


                                       High             Low
                                       ----             ---
         1998:
         Fourth Quarter                4.19             1.00
         Third Quarter                 5.25             2.81
         Second Quarter                7.50             4.75
         First Quarter                 8.44             4.38

         1997:
         Fourth Quarter                5.31             3.88
         Third Quarter                 6.00             3.33
         Second Quarter                6.00             3.00
         First Quarter                 9.00             3.63

         As of December 31, 1998, there were approximately 3,100 beneficial holders of record of the Company's Common Stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses or clearing agencies but include each such brokerage house or clearing agency as one stockholder).

DIVIDEND POLICY

         To date, the Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things, the Company's results of operations, capital requirements, restrictions in loan agreements and financial condition and on such other factors as the Company's Board of Directors may, at its discretion, consider relevant.

ITEM 6.     SELECTED FINANCIAL DATA

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the financial statements and notes included herein.


                                                                                                       Ten Month
                                                                                                       Fiscal Year
                                                                Years Ended December 31,              Ended December
                                                   -----------------------------------------------          31,
                                                   1998          1997           1996          1995         1994
                                                   ----          ----           ----          ----         ----
STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

Net sales                                        $ 22,861      $ 22,381       $ 23,885      $ 24,407     $ 18,019

Income (loss) from continuing operations         $ (2,094)     $ (3,907)      $ (2,650)     $    760     $  1,337

Net income (loss)                                $ (3,813)     $ (3,690)      $ (1,056)     $  1,626     $  2,689

Income (loss) per share from continuing
operations:
   Basic                                         $  (0.19)     $  (0.35)      $  (0.24)     $   0.08     $   0.13
   Diluted                                       $  (0.19)     $  (0.35)      $  (0.24)     $   0.08     $   0.12

BALANCE SHEET DATA
(in thousands)

Total assets                                     $ 16,401      $ 19,254       $ 21,717      $ 21,116     $  9,087

Long term debt, including current portion              --            --             --            --        4,000

Stockholders' equity                             $ 10,295      $ 13,873       $ 16,648      $ 17,331     $  2,024

Effective March 1, 1994, the Company changed its fiscal year-end from February 28 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996.

         USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application development software that enables information integration, decision support and supervisory control throughout the manufacturing enterprise. The Company's component-based products help automate manufacturing and process control applications, allowing customers to reduce operating costs, shorten cycle times, and improve product quality. The Company provides this knowledge through software products and services and delivers it through a community of business partners. The Company brings nearly a quarter-century of expertise in manufacturing performance improvement to its partners and end-users.

         Net sales have been generated primarily from licenses of the FactoryLink(R) family of products and secondarily from technical support and service agreements, training classes, and product related integration services. The support and services agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented approximately 12%, 11%, and 9% of net sales during the years ended December 31, 1998, 1997 and 1996, respectively.

         During 1998, the Company released FactoryLink(R) 6.5 and 6.6, real-time information Windows NT and Windows 95 platforms supporting powerful client access environments and technologies and providing Year 2000 readiness. In addition, the Company released during 1998, Year 2000 ready versions for all other major platforms historically marketed by the Company. In early 1998 the Company also began shipping FactoryLink(R) WebClient, which provides the ability to view and control any FactoryLink(R) server running Microsoft Windows NT using a simple Web browser.

         In mid-1998, the Company introduced its newest software product, Xfactory(TM), a manufacturing execution software ("MES") product which incorporates Microsoft's newest technologies and is built on Microsoft's Distributed interNet Applications ("DNA") architecture. Xfactory(TM) enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. The Xfactory(TM) software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling, and genealogy tracking for manufacturing and production processes.

         During 1998, the Company successfully completed its transition to an indirect sales model and now focuses its sales efforts through selected distributors and VARs (value added-resellers) capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The Company had previously employed multiple channels of distribution which combined the Company's direct sales and support resources with qualified third-party remarketers. This change was an important part of the Company's new strategic plan developed in the latter part of 1997. The Company currently has seven channel support locations in the United States and six internationally to support its sales efforts through its network of distributors and VARs. Export sales are a significant element of the Company's activities and, in the years ended December 31, 1998, 1997 and 1996, represented 56%, 44% and 50%, respectively, of total net sales.

       Effective July 1, 1998, the Company sold its Auto ID hardware integration and servicing business ("Systems Operations"). In conjunction therewith, during the first quarter of 1998, the Company reported a loss of $1,250,000 related to the disposal thereof and $469,000 related to operations through the date of disposal.

RISKS AND UNCERTAINTIES

         Except for the historical information contained herein, the matters discussed in this Form 10-K, including the Managements's Discussion and Analysis, are forward-looking statements that involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to, the following:

         Rapid Technological Change - The market for computer software in general is characterized by rapid changes in computer hardware and software technology and is highly competitive. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. There can be no assurance that the Company will be successful in developing new products or product enhancements on a timely basis or in a manner that satisfies customers needs or achieves market acceptance.

         Dependence on Principal Product Families - The Company currently derives substantially all its net sales from licenses of the Company's FactoryLink(R) family of products and related support services. While the Company has introduced Xfactory(TM) and plans on additionally broadening its product families, it expects that FactoryLink(R) products will continue to account for a substantial portion of its net sales.

         Intense Competition - Some of the Company's current and potential competitors have longer operating histories and significantly greater financial, sales, marketing, technical and other competitive resources than the Company. In addition, some of the Company's competitors have been or could be acquired by larger, stronger companies, thus increasing their competitive resources. There can be no assurance that such competitors will not be better positioned to adapt more quickly than the Company to new technologies and changes in customer requirements or to devote greater resources than the Company to the promotion and sales of products. The Company's competitors may also increase their efforts to gain and retain market share through competitive pricing.

         Timing of Sales - The Company has historically operated with little backlog because software products are shipped as orders are received. A significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based primarily on sales forecast. If net sales do not meet the Company's expectations in any given quarter, operating results may be adversely affected. In addition, the loss of a significant customer, the addition of a large customer, or changes in seasonal patterns of capital spending by customers of the Company would affect the Company's financial results.

         Dependence on Key Personnel - The Company believes its future success depends to a significant extent upon the efforts and abilities of its senior management, highly skilled employees, contractors and other senior personnel. In particular, the marketplace for skilled, technical employees and contractors in the Company's business is extremely competitive. Although the Company expects to be able to attract and retain sufficient numbers of highly skilled employees and contractors for the foreseeable future, the can be no assurance that the Company will be able to do so.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statements of income data as a percentage of net sales:


                                                    Years Ended December 31,
                                                -------------------------------
                                                1998         1997         1996
                                                -----        -----        -----
Net sales                                       100.0%       100.0%       100.0%
Cost of sales                                     6.1         12.5          7.9
                                                -----        -----        -----
Gross profit                                     93.9         87.5         92.1
Operating expenses
    Selling                                      70.2         72.6         75.9
    Product development                          12.5         16.0         19.2
    General and administrative                   21.5         26.7         15.9
                                                -----        -----        -----
 Total operating expenses                       104.2        115.3        111.0
                                                -----        -----        -----
Loss from operations                            (10.3)       (27.8)       (18.9)
Interest income                                    .9          1.4          1.9
                                                -----        -----        -----
Loss before income taxes
    from continuing operations                   (9.4)       (26.4)       (17.0)
Income tax benefit                                 .3          9.0          5.9
                                                -----        -----        -----
Loss from
    continuing operations                        (9.1)       (17.4)       (11.1)
Income  (loss) from discontinued
    operations                                   (7.5)         1.0          6.7
                                                -----        -----        -----
Net loss                                        (16.6)%      (16.4)%       (4.4)%
                                                =====        =====        =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Net sales for 1998 were $22.9 million, an increase of $.5 million or 2.1% compared to 1997. During 1998, the Company's software licensing revenues increased 11% compared to 1997 and overall unit shipments of software licenses increased at an even greater rate, particularly in products for the Microsoft Windows NT and Windows 95 platforms while products for Unix and other operating systems platforms declined compared to the prior year. The net result of this product mix shift was reflected in lower overall average selling prices (ASPs) for the Company's products which partially offset the positive impact of increased unit shipments. However, during the latter part of 1998 the Company's ASPs began to stabilize as over 90% of all unit shipments were for Windows NT and Windows 95 platforms in 1998 compared to 80% in 1997. Revenues from product related consulting declined substantially from 1997 reflecting the Company's decision to refer nearly all such activity to its channel distribution partners. North American sales decreased by 20% while European sales increased 31% in 1998 compared to 1997. North American sales and International sales were 44% and 56% of total sales, respectively.

         Gross profit increased to 93.9% in 1998 from 87.5% in 1997. This improvement was primarily the result of the replacement of printed product documentation with compact disk (CD) based product documentation and decreased capitalized software development amortization costs resulting from all such capitalized costs being fully amortized except for development costs related to future unreleased products.

         Selling expenses as percent of sales decreased to 70.2% in 1998 from 72.6% in 1997 or $.2 million. As a result of the Company's completion of its transition to an indirect sales model, expenses for sales related activities declined from 1997, more than offsetting the increase in marketing activities resulting from the Xfactory(TM) product introduction, demonstration CD's, sales collateral material, as well as seminars and travel related to training activities for the Company's channel partners.

         Product development expenses (exclusive of capitalized software development cost), which consisted primarily of labor costs, decreased $.7 million or 19.9% in 1998 compared to 1997. Actual product development expenditures including capitalized software development costs of $2.5 million in 1998 and $2.2 million in 1997, decreased $.3 million or 5.6% in 1998 compared to 1997. The development of the double-byte functionality supporting the Japanese, Chinese and Korean languages in 1997 was one of the primary factors in the higher level of spending in 1997 compared to 1998.

         General and administrative costs decreased $1.1 million or 18.0% in 1998 compared to 1997. As a percent of sales, general and administrative decreased to 21.5% in 1998 versus 26.7% in 1997. The decrease from 1997 was primarily attributable to decreased provisions for bad debt expenses and organizational restructuring expenses.

         The Company experienced a loss from continuing operations of $2.1 million in 1998 versus a loss of $3.9 million in 1997. The decrease in the loss from continuing operations was primarily generated by an increase of $1.9 million in gross profit due to improved gross profit margins in combination with increased net sales, a decrease of $2.0 million in operating expenses, and partially offset by a significant reduction in the tax benefit resulting from the Company's inability to utilize tax net operating loss carrybacks in 1998 compared to 1997.

         Discontinued operations incurred a loss of $1.7 million in 1998 resulting from the loss on disposal and the loss from operations until the date of disposal compared to income of $.2 million in 1997. The loss on disposal and from operations until the date of disposal in 1998 were both affected by declining sales revenues compared to prior years.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

Net sales for 1997 were $22.4 million, a decrease of $1.5 million or 6.3% compared to 1996. During 1997, the Company continued to experience growth in its products for the Microsoft Windows NT and Windows 95 platforms while products for Unix and other operating systems platforms declined compared to 1996. The net result of this product mix shift is lower average selling prices for the Company's products which adversely affected overall revenues in 1997. Product sales for the Windows NT and Windows 95 markets represented approximately 80% and 60% of software product sales for 1997 and 1996, respectively. North American sales increased by 5% while International sales declined 18% in 1997 compared to 1996. International sales declined primarily related to the Company's European operations, particularly in the United Kingdom, Belgium and Germany. International sales were 44% and 50% of total sales for 1997 and 1996, respectively.

Gross profit declined from 92.1% in 1996 to 87.5% in 1997. This decline was primarily the result of increased amortization of capitalized software development costs. In addition, while the cost of producing and distributing software generally does not vary due to any specific operating system, gross profit margins were adversely affected by the declining average selling prices of the Company's products as discussed above.

During 1997, the Company effected an operating expense reduction program including the elimination of certain non-essential positions. As a result of this program, selling expenses as percent of sales decreased from 75.9% in 1996 to 72.6% in 1997 or $1.9 million.

Product development expenses (exclusive of capitalized software development cost), which consisted primarily of labor costs, decreased $1.0 million or 22% in 1997 compared to 1996. Actual product development expenditures, including capitalized software development costs of $2.2 million in 1997 and $.9 million in 1996, increased $.3 million or 5% in 1997 compared to 1996. The increase in absolute dollars is primarily due to the development efforts on FactoryLink(R), for both the Windows NT and Windows 95 platforms as well as the development of the double-byte functionality supporting the Japanese, Chinese and Korean languages.

General and administrative costs increased $2.2 million or 58% in 1997 compared to 1996. As a percent of sales, general and administrative increased to 26.7% in 1997 versus 15.9% in 1996. The increase over 1996 was primarily attributable to increased provisions for bad debt expense, organizational restructuring expenses, and higher information technology expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, operating activities used $.1 million of cash, compared to providing $1.6 million by operating activities in 1997. This change primarily reflected increased accounts receivable due to higher levels of fourth quarter revenues partially offset by improved collections of past due accounts receivable. During 1998, the Company invested $.5 million in capital equipment, primarily computers and networking equipment, $1.3 million for the purchase of software products and $2.5 million in capitalized software development costs. The Company anticipates that capital equipment expenditures will be approximately $.5 million in 1999.

The Company currently anticipates that its available cash, together with cash generated from operations, will be sufficient to satisfy its operating cash needs in 1999. The Company is in the process of establishing a new credit facility which could be used to fund operating and capital requirements should the business expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions. No assurance can be given, however, that such credit facility or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

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

       During 1998 the Company completed its conversion to a new integrated business software solution, which provides order processing, sales administration, accounts receivable, accounts payable and general ledger systems. However, the new software is not currently Y2K ready, therefore, during the first half of 1999, the Company plans on upgrading to the most recent version of this software, which is Y2K ready. Thereafter, the Company is planning on conducting transaction based testing to confirm the system's ability to handle transactions related to the Y2K. The Company has not estimated the cost of completing this upgrade, but currently believes it will not be material.

       The Company has recently upgraded to a new internal network server, both hardware and software, which are both Y2K ready. Outside of its integrated business software applications, the Company has very few systems that are interfaced together and therefore believes that its exposure is relatively low that a Y2K problem with any one system or application can adversely impact the entire IT environment.

       For primarily operational purposes, the Company has been upgrading PCs and individual applications running thereon throughout 1998 and 1997. The upgraded PCs and application software are Y2K ready and the Company believes it has minimal exposure to any business interruption from out-of-date PC's, network equipment or related software. In addition, the Company has a backup process in place under which data from individual PCs are backed up to an IT controlled server. Therefore, if any one application does not function due to Y2K issues, the data can easily be moved to another desktop station that is Y2K ready. Additionally, during 1998 the Company conducted an inventory of PC's, software and network equipment to determine which of those might need to be replaced or upgraded because of Y2K related issues.

       The Company's primary products are manufacturing related software. The Company has established a process for testing and certifying these software products for Y2K readiness. During 1998, the Company released a Y2K ready version of FactoryLink(R) for all major platforms supported by the Company. The Company has used and plans on continuing to use its own internal development and support resources to test and remediate its product software for Y2K readiness. All new products of the Company introduced in 1998 are Y2K ready.

       The Company has also established a special section on its World Wide Web site devoted to Y2K readiness. The site clearly indicates what the Company means when it states a product is Y2K ready, which specific products are Y2K ready and what the upgrade path is, if required, to bring older versions of its products up to Y2K readiness. Customers who are covered under the Company's service and support agreements are eligible to receive Y2K versions of the Company's products at no additional cost. The Company has instituted specific marketing and pricing programs to identify and assist customers who are not covered under the Company's service and support agreements in upgrading to Y2K ready versions of its software products. Additionally, the Company has added specific language to its standard product warranty addressing Y2K. The Company has not obtained, nor does it anticipate obtaining, any insurance coverage for Y2K problems.

       To date, the Company has not incurred any material expense directly related to Y2K readiness for its internal IT and non-IT computer systems. Activities and expenses associated with conversion to new or upgraded systems have been driven primarily by operational considerations. The Company plans to use its internal resources to address any Y2K readiness issues which are currently planned or may yet arise. The Company has not separately tracked these types of expense, but does not currently believe they have been or will be material.

       The Company has incurred costs in terms of time spent on research, modification, testing and remediation for its manufacturing related software products but has not determined the magnitude of such costs to date. Additional internal resources will be utilized during 1999, however, the Company does not currently expect such expenses to be material to its financial position or results of operations.

       The Company does not currently believe it is dependent on any significant suppliers for which there may be Y2K readiness issues. Services such as banking and insurance are conducted with companies that either are or will be Y2K ready.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. Earlier application for certain provisions of this standard is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual method" when certain criteria are met. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted. SOP 98-9 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I in accordance with General Instruction G(3)), is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held in June 1999, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.

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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1)  FINANCIAL STATEMENTS

         Report of Independent Accountants for the Years Ended
                  December 31, 1998, 1997 and 1996                                      F-1

         Consolidated Balance Sheets as of
                  December 31, 1998 and 1997                                            F-2

         Consolidated Statements of Operations and Comprehensive Income
                  for the Years Ended
                  December 31, 1998, 1997 and 1996                                      F-3

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1998, 1997 and 1996                                      F-4

         Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 1998, 1997 and 1996                                      F-5

         Notes to the Consolidated Financial Statements                                 F-6

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                                F-16


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

            10.2           1992 Incentive and Nonstatutory Option Plan.*

            10.3           1994 Equity Compensation Plan, as amended.*

            10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*

            10.8 Administrative Services Agreement between Safeguard Scientifics, Inc. and the Company.***

            10.9 First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley Properties, Inc. and the Company.****

            11.1 Statement regarding computation of earnings per share.#

            21.1           Subsidiaries of the Registrant.*

            23.1           Consent of PricewaterhouseCoopers LLP.#

            24.1           Power of Attorney (included on signature page).

           27.1           Financial data schedule. (EDGAR version only).


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

**** Filed on March 31, 1998 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF USDATA CORPORATION

In our opinion, the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows listed in the index appearing under Item 14 (a) (1) and (2) on page 15 present fairly, in all material respects, the financial position of USDATA Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Dallas, Texas
February 12, 1999


                                       F1

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                1998           1997
----------------------------------------------               --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  1,980      $  5,204
  Accounts receivable, net of allowance for doubtful
     accounts of $1,150 and $1,158, respectively                6,095         4,573
  Deferred income taxes                                           533         2,345
  Other current assets                                            475           436
                                                             --------      --------
              Total current assets                              9,083        12,558
                                                             --------      --------

Property and equipment, net                                     1,825         2,416
Capitalized computer software development costs,
  net of accumulated amortization of $2,521
  and $2,161, respectively                                      4,127         1,938
Other assets                                                       80            90
Software held for resale, net                                   1,286          --
Net assets of discontinued operations                            --           2,252
                                                             --------      --------
              Total assets                                   $ 16,401      $ 19,254
                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $    755      $    952
  Deferred revenue                                              2,005         1,257
  Accrued compensation and benefits                             1,274           955
  Other accrued liabilities                                     2,072         1,488
                                                             --------      --------
              Total current liabilities                         6,106         4,652
                                                             --------      --------

Deferred income taxes                                               0           729
                                                             --------      --------
              Total liabilities                                 6,106         5,381
                                                             --------      --------

Commitments and contingencies                                    --            --
Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares
     authorized; none issued or outstanding                      --            --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 14,343,550  issued in 1998 and 1997               143           143
  Additional paid-in capital                                   16,534        16,365
  Retained earnings                                             5,106         8,919
  Treasury stock at cost, 3,106,184 shares in 1998
     and 3,321,894 shares in 1997                             (10,929)      (11,554)
Other comprehensive income                                       (559)         --
                                                             --------      --------
              Total stockholders' equity                       10,295        13,873
                                                             --------      --------
              Total liabilities and stockholders' equity     $ 16,401      $ 19,254
                                                             ========      ========

The accompanying notes are an integral part of the consolidated financial statements.




                                       F2

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME


                                                                               YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                           1998          1997          1996
----------------------------------------------                          --------      --------      --------
Net sales                                                               $ 22,861      $ 22,381      $ 23,885

Cost of sales                                                              1,396         2,793         1,898
                                                                        --------      --------      --------
Gross profit                                                              21,465        19,588        21,987
                                                                        --------      --------      --------
Operating expenses:
      Selling                                                             16,052        16,258        18,121
      Product development                                                  2,862         3,574         4,590
      General and administrative                                           4,910         5,985         3,789
                                                                        --------      --------      --------
Total operating expenses                                                  23,824        25,817        26,500
                                                                        --------      --------      --------

Loss from operations                                                      (2,359)       (6,229)       (4,513)

Interest income                                                              198           310           448
                                                                        --------      --------      --------

Loss from continuing operations before income taxes                       (2,161)       (5,919)       (4,065)
Income tax  benefit                                                           67         2,012         1,415

                                                                        --------      --------      --------
Loss from continuing operations                                           (2,094)       (3,907)       (2,650)

Discontinued operations:
      Income (loss) from discontinued Systems Operations
           (net of income taxes of $0, $112 and $858, respectively)         (219)          217         1,594
      Loss on disposal of discontinued Systems Operations,
           including operating losses of $250                             (1,500)
                                                                        --------      --------      --------
Net loss                                                                $ (3,813)     $ (3,690)     $ (1,056)
                                                                        ========      ========      ========

Other comprehensive income, net of tax:

      Foreign currency translation adjustment                                559             0             0
                                                                        --------      --------      --------
Comprehensive loss                                                        (4,372)       (3,690)       (1,056)
                                                                        ========      ========      ========
Earnings per share:
      Basic:
         Loss from continuing operations                                $  (0.19)     $  (0.35)     $  (0.24)
         Income (loss) from discontinued operations                        (0.15)         0.02          0.14
                                                                        --------      --------      --------
         Net loss                                                       $  (0.34)     $  (0.33)     $  (0.10)
                                                                        ========      ========      ========
      Diluted:
         Loss from continuing operations                                $  (0.19)     $  (0.35)     $  (0.24)
         Income (loss) from discontinued operations                        (0.15)         0.02          0.14
                                                                        --------      --------      --------
         Net loss                                                       $  (0.34)     $  (0.33)     $  (0.10)
                                                                        ========      ========      ========
      Weighted average shares outstanding:
         Basic                                                            11,196        11,066        11,014
         Diluted                                                          11,196        11,066        11,014
                                                                        ========      ========      ========



The accompanying notes are an integral part of the consolidated financial statements.



                                       F3

                       USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
(IN THOUSANDS)                                                         1998         1997         1996
--------------                                                        -------      -------      -------
Cash flows from operating activities:
Net loss                                                              $(3,813)     $(3,690)     $(1,056)
                                                                      -------      -------      -------
   Adjustments to reconcile net loss
   to cash flow from operating activities:
       Depreciation and amortization                                    1,448        2,633        1,318
       Loss on disposal                                                 1,719         --           --
       Changes in assets and liabilities:
              Accounts receivable                                      (1,522)       2,280       (2,046)
              Income tax receivable                                      --          1,050       (1,050)
              Deferred income taxes                                     1,083       (1,023)        (325)
              Other - net                                                  74          268            5
              Accounts payable and accrued liabilities                    387           72          939
              Deferred revenue                                            748         (309)         453
              Accrued compensation and benefits                           319          342         (442)
              Currency translation adjustment                            (559)        --           --
                                                                      -------      -------      -------
              Net cash provided by (used in) operating activities        (116)       1,623       (2,204)
                                                                      -------      -------      -------
Cash flows from investing activities:
       Capital expenditures                                              (536)      (1,263)      (1,574)
       Related party note receivable                                     --           --          7,040
       Capitalized software development costs                          (2,549)      (2,160)        (884)
       Software held for resale                                        (1,345)        --           --
       Proceeds from sale of discontinued operation                       300         --           --
                                                                      -------      -------      -------
              Net cash provided by (used in) investing activities      (4,130)      (3,423)       4,582
                                                                      -------      -------      -------
Cash flows from financing activities:
       Proceeds from issuance of common shares                            794          779          447
       Payments on capital lease obligations                               (5)         (56)         (63)
                                                                      -------      -------      -------
              Net cash provided by financing activities                   789          723          384
                                                                      -------      -------      -------
Cash flows from discontinued operations                                   233         (117)       2,132
                                                                      -------      -------      -------
Net increase (decrease) in cash and cash equivalents                   (3,224)      (1,194)       4,894
Cash and cash equivalents, beginning of period                          5,204        6,398        1,504
                                                                      -------      -------      -------
Cash and cash equivalents, end of period                              $ 1,980      $ 5,204      $ 6,398
                                                                      =======      =======      =======
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
              Interest                                                $  --        $  --        $  --
              Income taxes                                            $    16      $    25      $ 1,147
                                                                      =======      =======      =======

The accompanying notes are an integral part of the consolidated financial statements.


                                       F4

USDATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                 Accumulated
                                                                                                                    Other
                                                                                                                Comprehensive
                                     Common Stock                   Additional  Subscription                       Income
                                   ----------------       Paid-in   Receivable   Retained    Treasury Stock        Currency
(in thousands)                     Shares     Amount      Capital  from Officer  Earnings   Shares       Amount   Translation
--------------                     ------     ------      -------  ------------  --------   ------       ------  ------------
Balance, at
  December 31, 1995                14,343     $  143      $16,306    $ (1,021)  $ 13,665    (3,450)    $ (11,762)
     Exercise of stock options                                (24)                             162           471
     Interest on subscription
       receivable from officer                                            (74)
     Net loss                                                                     (1,056)
                                 --------     ------      -------    --------   --------   -------     ---------    ------
Balance, at
  December 31, 1996                14,343        143       16,282      (1,095)    12,609    (3,288)      (11,291)
     Exercise of stock options                                 83                               240          696
    Termination of subscription
       receivable from officer                                          1,095                 (274)         (959)
     Net loss                                                                     (3,690)
                                 --------     ------      -------    --------   --------   -------     ---------    ------
 Balance, at
   December 31, 1997               14,343        143       16,365          --      8,919    (3,322)      (11,554)
     Exercise of stock options                                169                              216           625
     Net loss                                                                     (3,813)
     Other
         comprehensive income                                                                                         (559)
 Balance, at                     --------     ------      -------    --------   --------   -------     ---------    ------
   December 31, 1998               14,343     $  143      $16,534    $     --    $ 5,106    (3,106)    $ (10,929)   $ (559)
                                 ========     ======      =======    ========   ========   =======     =========    ======




                                        Total
                                    Stockholders'
(in thousands)                         Equity
--------------                      -------------
Balance, at
  December 31, 1995                  $ 17,331
     Exercise of stock options            447
     Interest on subscription
       receivable from officer            (74)
     Net loss                          (1,056)
                                     --------
Balance, at
  December 31, 1996                    16,648
     Exercise of stock options            779
    Termination of subscription
       receivable from officer            136
     Net loss                          (3,690)
                                     --------
 Balance, at
   December 31, 1997                   13,873
     Exercise of stock options            794
     Net loss                          (3,813)
     Other
         comprehensive income            (559)
 Balance, at                         --------
   December 31, 1998                 $ 10,295
                                     ========

The accompanying notes are an integral part of the consolidated financial statements.



                                       F5

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

       USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application development software that enables information integration, decision support and supervisory control throughout the manufacturing enterprises. The Company's component-based products help automate manufacturing and process control, allowing customers to reduce operating costs, shorten cycle times, and improve product quality. The Company provides this knowledge through software products and services and delivers it through a community of business partners. The Company has channel support locations throughout the United States and Europe. The Company's distributors have sales locations throughout North and South America, Europe, the Far East and Middle East.

       The Company's family of software products, marketed under the name of FactoryLink(R) and Xfaxtory(TM) provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

RECLASSIFICATIONS AND BASIS OF PRESENTATION

       Certain prior year balances have been reclassified to conform with the 1998 presentation.

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

REVENUE RECOGNITION

         Revenue from the licensing of software products is recognized upon execution of a contract and delivery software. Revenue from software support maintenance agreements is recognized ratably over the contract term, generally not exceeding one year. Sales return rights are provided to certain customers, under specified conditions. Sales are presented net of estimated returns, which historically have not been significant.

         Effective January 1, 1998, the Company adopted the Statement of Position (SOP) on software revenue recognition (SOP 97-2) that was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The adoption did not have a material effect on the Company's financial position or results of operations.

       Included in total net sales for the year ended December 31, 1998, 1997, and 1996 are software service revenues of approximately $2.8 million, $2.5 million and $2.3 million, respectively. Unearned revenue under these service contracts is included in current liabilities as deferred revenue.

CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and betterments are capitalized. Depreciation is provided in amounts which amortize costs over the estimated useful lives of the related assets, generally three to five years utilizing the straight-line method. Leasehold improvements are amortized over the term of the respective leases or estimated useful life of the improvement, whichever is shorter.

CAPITALIZED SOFTWARE

       The Company capitalizes software development costs in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 86. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after




                                    F6

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. The total computer software development costs capitalized for the years ended 1998, 1997 and 1996 were $2.5 million, $2.2 million, and $.9 million, respectively. The total costs amortized and charged to operations for the years ended 1998, 1997 and 1996 were $.4 million, $1.4 million, and $.2 million respectively.

SOFTWARE HELD FOR RESALE

         During 1998, the Company purchased the underlying code to computer software licenses which are held for resale in the ordinary course of business. The original purchase costs of such software were capitalized and are being amortized utilizing the straight-line method over the estimated economic life of three years. Accumulated amortization and amortization expense charged to cost of sales approximated $59 thousand at December 31, 1998 for the year then ended.

STOCK-BASED COMPENSATION

       In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosure of net income as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net income (loss) as if the fair value method had been applied.

INCOME TAXES

       The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach that results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

ADVERTISING COSTS

       The Company's policy for advertising costs is to expense such costs as incurred. Advertising expenses for fiscal 1998, 1997 and 1996, were $1.0 million, $.4 million, and $2.8 million, respectively.

FINANCIAL INSTRUMENTS

       The carrying amounts of the Company's financial instruments reflected in the consolidated balance sheet at December 31, 1998 approximate their respective fair values.

EARNINGS PER SHARE

         The Company has adopted SFAS No. 128, "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

ADOPTION OF AN AUTHORITATIVE STATEMENT

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.



                                       F7

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal years beginning after June 15, 1999. Earlier application for certain provisions of this standard is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In December 1998, the AICPA issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual method" when certain criteria are met. SOP 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted. SOP 98-9 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.       PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31, 1998 and 1997 were as follows (in thousands):


                                 1998         1997
                                -------      -------
Equipment                       $ 7,266      $ 6,854
Furniture and fixtures              384          414
Leasehold improvements              178          148
Vehicles                            256          241
Assets under capital leases         185          185
                                -------      -------
                                  8,269        7,842
 Accumulated depreciation
    and amortization             (6,444)      (5,426)
                                -------      -------
Net property and equipment      $ 1,825      $ 2,416
                                =======      =======




                                       F8

                              USDATA CORPORATION

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



3.       INCOME TAXES

         The components of income (loss) before income taxes including discontinued operations for the years ended December 31, 1998, 1997 and 1996 included the following (in thousands):


                   1998         1997         1996
                  -------      -------      -------
United States     $(3,888)     $(5,591)     $  (568)
Foreign                 8            1       (1,045)
                  -------      -------      -------
                  $(3,880)      (5,590)     $(1,613)
                  =======       ======      =======

         The components of income tax benefit (expense) for the years ended December 31, 1998, 1997 and 1996 are (in thousands):


                          1998         1997         1996
                         -------      -------      -------
Current:
  Federal                $ 1,482      $   801      $    10
  State                      174                       (40)
  Foreign                                              (11)
                         -------      -------      -------
                           1,656          801          (41)
                         -------      -------      -------
Deferred:
  Federal                 (1,518)       1,099          523
  State                      (71)                       75
                         -------      -------      -------
                          (1,589)       1,099          598
                         -------      -------      -------
  Income tax benefit     $    67      $ 1,900      $   557
                         =======      =======      =======

         The following is a reconciliation of the effective tax rate to the federal statutory income tax rate for continuing and discontinued operations as of December 31, 1998, 1997 and 1996 (in thousands):


                                              1998         1997         1996
                                            -------      -------      -------
Income tax benefit at federal
 statutory rate                             $ 1,316      $ 1,900      $   548
Research and development
 credit                                         201
State taxes, net of federal
 benefit                                         68                        22
Valuation allowance                          (1,521)
Other                                             3                       (13)
                                            -------      -------      -------
Income tax (provision) benefit              $    67      $ 1,900      $   557
                                            =======      =======      =======



                                       F9

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         The components of the net deferred tax asset as December 31, 1998 and 1997 were as follows (in thousand):


                                                        1998         1997
                                                       -------      -------
Deferred taxes from continuing operations:
   Deferred tax asset:
      Net operating loss                               $ 2,698      $ 1,801
      Allowance for doubtful accounts                      430          394
      Accrued benefits                                     153          104
      Credits                                              506
      Other                                                 65           46
      Valuation allowance                               (1,521)           0
                                                       -------      -------
                                                       $ 2,331      $ 2,345
                                                       =======      =======
   Deferred tax liability:
      Depreciation                                         253           70
      Capitalized software                               1,545          659
                                                       -------      -------
                                                       $ 1,798      $   729
                                                       =======      =======

Net deferred taxes from continuing operations          $   533      $ 1,616
                                                       =======      =======
Deferred taxes from discontinued operations:
   Deferred tax asset:
      Inventory reserves                               $            $   238
      Other                                                               4
      Allowance for doubtful accounts                                    85
                                                       -------      -------
                                                       $     0      $   327
                                                       =======      =======
Deferred tax liability:
   Depreciation                                        $     0      $    25
                                                       =======      =======


         At December 31, 1998 and 1997, the Company had net operating loss carryovers of approximately $7.2 million and $5.3 million, respectively. The 1997 net operating loss was carried back to a previous year and generated a refund of approximately $1.5 million. The Company has the ability to carryback tax credits that were released as a result of the 1997 operating loss carryback. The 1998 net operating loss carryover will expire after the year 2018. A portion of the net deferred tax asset has been reserved due to the uncertainty regarding the Company's ability to recognize the benefit of the asset in future years.

                                      F10

                              USDATA CORPORATION


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.       DISCONTINUED OPERATIONS

         Effective July 1, 1998, the Company sold its Auto ID hardware integration and servicing business ("Systems Operations"). In conjunction therewith, during the first quarter of 1998, the Company reported a loss of $1.25 million related to the disposal thereof and $469 thousand related to operations through the date of disposal. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the Software Operations with the net results of the Systems Operations reported on its statements of operations under the caption "Discontinued operations". Net sales related to the Systems Operations were $3.1 million, $12.9 million and $17.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.


         Assets and liabilities of the Systems Operations disposed of consisted of the following at December 31, 1997 (in thousands):


                                                                          1997
                                                                         ------
Accounts receivable, net of allowance of $250 and $181, respectively     $1,923
Inventories                                                                 636
Property and Equipment, net                                                 862
Other assets                                                                145
Deferred income taxes                                                       327
                                                                         ------
     Total assets                                                         3,893
                                                                         ------
Accounts payable                                                            457
Deferred revenue                                                          1,145
Accrued compensation                                                         14
Deferred income taxes                                                        25
                                                                         ------
     Total liabilities                                                    1,641
                                                                         ------
          Net assets of discontinued operations                          $2,252
                                                                         ======

5.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

         The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to an aggregate 2.2 million shares in one or more series of preferred stock and to fix the rights and preferences of the shares of each series. No shares of preferred stock have been issued.


RESTRICTED STOCK GRANT

         In February 1995, 273,910 shares of the Company's common stock were purchased by an officer in the form of a restricted stock grant. The purchase was funded by a $959,000 full recourse promissory note payable to the Company with interest at 7.75% and payable in February 2003 or within 30 days of termination of employment. The note was secured by Company stock. Effective June 30, 1997, the Company agreed to cancel the outstanding subscription receivable due from the officer in exchange for the shares of restricted common stock. As a result of this transaction, 273,910 shares of common stock were put into treasury, the subscription receivable was eliminated and $.1 million of interest income, previously recognized, was written off to general and administrative expense.

EQUITY COMPENSATION PLANS

         In 1994, the Company adopted the 1994 Equity Compensation Plan (the 1994 Plan), which provides for stock options to be granted to employees, independent contractors and directors. The 1994 Plan provides for the issuance of up to 1,500,000 shares of common stock pursuant to the grant of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SARs) and restricted stock awards. Options issued under the 1994 Plan generally vest over a four-year period and are exercisable up to eight years from the date of grant at a price per share equal to the fair market value of the underlying stock on the date of grant. The 1994 Plan also authorizes an automatic grant of options to purchase 15,000 shares of common stock to certain eligible directors upon initial election to the board of directors and a further grant of options to purchase 3,000 shares of common stock following the


                                      F11

                              USADATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


completion of each two-year period of service. Options granted to directors have an eight-year term and vest over four years. At December 31, 1998, there were 295,000 shares available for future grant under the 1994 Plan.

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option grants under these plans, which are described above. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's stock option plans had been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the method provided by SFAS 123, the Company's net loss and related per share amounts would have been reflected by the following pro forma amounts for the years ended December 31, 1998, 1997 and 1996 (in thousands):


                                                              1998             1997             1996
                                                              ----             ----             ----
Net loss                         As reported               $ (3,813)        $ (3,690)        $ (1,056)
                                 Pro forma                   (4,536)          (3,908)          (1,220)

Basic net loss per share         As reported                  (0.34)           (0.33)           (0.10)
                                 Pro forma                    (0.40)           (0.35)           (0.11)

Diluted net loss per share       As reported                  (0.34)           (0.33)           (0.10)
                                 Pro forma                    (0.40)           (0.35)           (0.11)


         The per share weighted-average value of stock options issued by the Company during 1998, 1997 and 1996 was $3.07, $2.70 and $6.93 respectively, on the date of grant. The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Scholes option-pricing model:


                                       1998             1997             1996
                                       ----             ----             ----
Dividend yield                           0                0                0
Expected volatility                     75%              64%              60%
Risk-free rate of return            4.4% to 5.8%     5.9% to 6.5%     5.8% to 6.5%
Expected life                         5 years          5 years          5 years


       The Pro forma net loss reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period.




                                      F12

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Option activity under the Company's Plans is summarized below (in thousands, except share prices):


                                                      1998                       1997                      1996
                                               -------------------        -------------------        -------------------
                                                     Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                               -------------------        ---------- --------        -------------------
                                               Shares      Price           Shares     Price          Shares      Price
                                               ------     --------        -------    --------        ------     --------
Outstanding at beginning of period             1,233      $   4.37        1,129      $   4.82        1,220      $   3.76
Options granted                                  404          4.72          800          4.38          216         12.11
Options exercised, expired and canceled         (475)         4.80         (696)         5.12         (307)         5.74
                                               -----      --------        -----      --------        -----      --------
Outstanding at end of period                   1,162      $   4.23        1,233      $   4.37        1,129      $   4.82
                                               -----      --------        -----      --------        -----      --------
Options exercisable at year-end                  296                        316                        339
Shares available for future grant                295                        440                         10

The following summarizes information about the Company's stock options outstanding at December 31, 1998 (in thousands, except share prices):

                                               Options Outstanding                           Options Exercisable
                              ----------------------------------------------------     -------------------------------
                                                  Weighted Avg.
                                                   Remaining
                                 Number         Contractual Life     Weighted Avg.       Number          Weighted Avg.
Range of Exercise Prices      Outstanding          (in years)       Exercise Price     Exercisable      Exercise Price
------------------------      -----------       ---------------     --------------     -----------      --------------
$2.50    -  $3.69                  159                 4.4              $ 3.51            118              $ 3.51
$3.88    -  $4.25                  485                 7.0                3.90             97                3.91
$4.44    -  $7.50                  518                 7.2                4.76             81                4.81
                              --------                                                 ------
                                 1,162                 6.7              $ 4.23            296              $ 4.00
                              ========                                                 ======

6.       LINE OF CREDIT

         In June 1997, the Company's previous $5 million revolving credit facility expired. The Company did not have any borrowings under this facility during 1998.

7.       RETIREMENT PLAN

         The Company maintains a discretionary defined contribution plan (401(k)
Plan) covering substantially all employees. During the years ended December 31, 1998, 1997 and 1996, the Company made contributions of approximately $89 thousand, $.1 million and $.1 million, respectively, to this plan.

8.       RELATED PARTY TRANSACTIONS

         Safeguard Scientifics, Inc. "Safeguard" owns approximately 28% of the Company's outstanding common stock, on a fully diluted basis. Effective January 1, 1995, the Company and Safeguard entered into an administrative service agreement whereby Safeguard provides the Company with business and organizational strategy, legal and investment management, and merchant and investment banking services. The agreement provides for the payment of an administrative service fee of $30 thousand per month. The initial agreement expired on December 31, 1995, and is renewed annually on a year to year basis. General and administrative expense on the consolidated statement of operations includes $.4 million of such administrative service fees for the years ended December 31, 1998, 1997 and 1996. Additionally, during 1998, the Company paid $75 thousand to Safeguard for consulting services not covered by this agreement.

                                      F13

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         The manager of the Company's European operations is also the managing director of the Company's largest distributor in the United Kingdom. Effective February 1996, the Company entered into a distribution agreement with this distributor to which, in general, the Company sells products at discounts from list price representative of discounts given to similar distributors. Consolidated net sales includes $1.1 million, and $.5 million, to this distributor for the years ended December 31, 1998 and 1997, respectively. The Company has also entered into a shared facility arrangement, in which certain office space and equipment are shared between the distributor and Company's European Headquarters. Additionally, the distributor charges the Company for certain technical support and marketing advisory services.

         In August 1995, the Company and Safeguard entered into an agreement whereby the Company loaned to Safeguard a portion of its excess cash from the proceeds of its initial public offering. The loan was fully repaid on March 8, 1996. During the year ended December 31, 1996, the Company earned $43 thousand of interest income from this unsecured lending arrangement.

9.       EXPORT SALES

         Included in the consolidated statements of operations are export sales aggregating $12.9 million, $9.9 million and $12.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. These sales were made primarily in Europe and, to a lesser extent, Canada, Latin America and Asia.

10.      COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases office space, equipment and automobiles under non-cancelable capital and operating lease agreements which expire at various dates through the year 2002. Certain capital leases contain bargain purchase options which may be exercised at the end of the lease term. Assets recorded under capital leases, primarily equipment, were $185 thousand and $185 thousand at December 31, 1998 and 1997, respectively and the related accumulated amortization was $185 thousand and $177 thousand at December 31, 1998 and 1997, respectively. Amortization of capital lease assets of $8 thousand, $59 thousand, and $68 thousand was included in depreciation expense for the years ended December 31, 1998, 1997 and 1996, respectively. Minimum future payments under capital lease obligations are not significant.

         Future minimum lease payments at December 31, 1998 under operating leases were as follows (in thousands):


1999                                     $   760
2000                                         526
2001                                          95
2002                                          95
2003                                          87
Thereafter                                    --
                                         -------
Total minimum lease commitments          $ 1,563
                                         =======

         Total rent expense charged to earnings was approximately $1.0 million, $1.3 million and $1.2 million during the years ended December 31, 1998, 1997 and 1996, respectively.

OTHER

         The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

                                      F14

                              USDATA CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except share data)


                                                               First       Second        Third     Fourth
1998                                                          Quarter      Quarter      Quarter    Quarter
----                                                          -------      -------      -------    -------
Net sales                                                     $ 5,640      $ 5,806      $ 4,890    $ 6,525
                                                              -------      -------      -------    -------
Gross profit                                                    5,272        5,453        4,669      6,071
                                                              -------      -------      -------    -------
Loss from continuing operations                                  (446)        (353)      (1,844)       549
Loss from discontinued operations                              (1,719)          --           --         --
                                                              -------      -------      -------    -------
   Net Income (loss)                                          $(2,165)     $  (353)     $(1,844)   $   549
                                                              =======      =======      =======    =======

Earnings per share (Basic and Diluted):
     Loss from continuing operations                          $ (0.04)     $ (0.03)     $ (0.16)   $  0.05
     Income from discontinued operations                        (0.16)          --           --         --
                                                              -------      -------      -------    -------
       Net Loss                                               $ (0.20)     $ (0.03)     $ (0.16)   $  0.05
                                                              =======      =======      =======    =======

Weighted average shares outstanding (Basic and Diluted)        11,100       11,211       11,233     11,237

Stock prices (in dollars)
   High                                                       $  8.44      $  7.50      $  5.25    $  4.19
   Low                                                        $  4.38      $  4.75      $  2.81    $  1.00
                                                              =======      =======      =======    =======




                                                               First       Second        Third      Fourth
1997                                                          Quarter      Quarter      Quarter    Quarter
----                                                          -------      -------      -------    -------
Net sales                                                     $ 5,917      $ 5,508      $ 4,844    $ 6,112
                                                              -------      -------      -------    -------
Gross profit                                                    5,384        5,005        4,334      4,865
                                                              -------      -------      -------    -------
Loss from continuing operations                                  (878)        (679)      (1,391)      (959)
Income from discontinued operations                                41           77           53         46
                                                              -------      -------      -------    -------
   Net Loss                                                   $  (837)     $  (602)     $(1,338)   $  (913)
                                                              =======      =======      =======    =======

Earnings per share (Basic and Diluted):
     Loss from continuing operations                          $ (0.08)     $ (0.06)     $ (0.13)   $ (0.09)
     Income from discontinued operations                            -         0.01         0.01       0.01
       Net Loss                                               $ (0.08)     $ (0.05)     $ (0.12)   $ (0.08)
                                                              =======      =======      =======    =======
Weighted average shares outstanding (Basic and Diluted)        11,085       11,380       10,852     10,950

Stock prices (in dollars)
   High                                                        $ 9.00       $ 6.00       $ 6.00     $ 5.31
   Low                                                         $ 3.63       $ 3.00       $ 3.33     $ 3.88

         Earnings per share calculations for each period are based on the weighted average number of shares outstanding in each period; therefore, the sum of the earnings per share amounts for the quarters does not necessarily equal the year-to-date earnings per share.



                                      F15

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                       USDATA Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1998, 1997 and 1996


                                     Balance at
                                    beginning of    Charged to                   Balance at end
Description                            year          expense       Deductions       of year
-----------                         ------------    ----------     ----------    --------------
December 31, 1996
Allowance for doubtful accounts     $  273,000     $  163,000     $  (12,000)     $  424,000

December 31, 1997
Allowance for doubtful accounts     $  424,000     $  951,000     $ (217,000)     $1,158,000

December 31, 1998
Allowance for doubtful accounts     $1,158,000     $  252,000     $ (260,000)     $1,150,000








                                      F16

                               USDATA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 31st day of March, 1999.

                                                        USDATA Corporation
                                                        By:
                                                           --------------------
                                                        Robert A. Merry
                                                        President and
                                                        Chief Executive Officer

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

Signature

-----------------------------            President and Chief Executive              March 31, 1999
Robert A. Merry                          Officer (Principal Executive Officer)


-----------------------------            Vice President and Chief Financial         March 31. 1999
Robert L. Drury                          Officer, Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

-----------------------------            Chairman of the Board                      March 31, 1999
Max D. Hopper


-----------------------------            Director                                   March 31, 1999
Gary J. Anderson, M.D.


-----------------------------            Director                                   March 31, 1999
Stephen J. Andriole, Ph.D.


-----------------------------            Director                                   March 31, 1999
James W. Dixon


-----------------------------            Director                                   March 31, 1999
Jack L. Messman


-----------------------------            Director                                   March 31, 1999
Arthur R. Spector

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT 11.1 - COMPUTATION OF PER SHARE EARNINGS
(in thousands, expect per share data)


                                                                         YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   1998            1997            1996
                                                               ----------      ----------      ----------
Net earnings (loss):
   Continuing operations                                       $   (2,094)     $   (3,907)     $   (2,650)
   Discontinued operations                                         (1,719)            217           1,594
                                                               ----------      ----------      ----------
      Net loss                                                 $   (3,813)     $   (3,690)     $   (1,056)
                                                               ==========      ==========      ==========

Weighted average common shares outstanding                         11,196          11,066          11,014

Common share equivalents                                             --              --              --
                                                               ----------      ----------      ----------

Weighted average common shares and common share equivalents
   (if dilutive) outstanding                                       11,196          11,066          11,014
                                                               ==========      ==========      ==========
Net income (loss) per common share:
   Basic:
      Continuing operations                                    $    (0.19)     $    (0.35)     $    (0.24)
      Discontinued operations                                       (0.15)           0.02            0.14
                                                               ----------      ----------      ----------
         Net loss                                              $    (0.34)     $    (0.33)     $    (0.10)
                                                               ==========      ==========      ==========
   Diluted:
      Continuing operations                                    $    (0.19)     $    (0.35)     $    (0.24)
      Discontinued operations                                       (0.15)           0.02            0.14
                                                               ----------      ----------      ----------
         Net loss                                              $    (0.34)     $    (0.33)     $    (0.10)
                                                               ==========      ==========      ==========



                                      F18

                               USDATA CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 31st day of March, 1999.

                                                       USDATA Corporation .
                                                       By: /s/ Robert A. Merry
                                                          --------------------
                                                       Robert A. Merry
                                                       President and
                                                       Chief Executive Officer

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

Signature


/s/ Robert A. Merry                      President and Chief Executive              March 31, 1999
------------------------------           Officer (Principal Executive Officer)
Robert A. Merry


/s/ Robert L. Drury                      Vice President and                         March 31, 1999
------------------------------           Chief Financial Officer, Treasurer
Robert L. Drury                          and Secretary (Principal Financial
                                         and Accounting Officer)


/s/Max D. Hopper                         Chairman of the Board                      March 31, 1999
------------------------------
Max D. Hopper


/s/ Gary J. Anderson, M.D.               Director                                   March 31, 1999
------------------------------
Gary J. Anderson, M.D.


/s/ Stephen J. Andriole, Ph.D.           Director                                   March 31, 1999
------------------------------
Stephen J. Andriole, Ph.D.


/s/ James W. Dixon                       Director                                   March 31, 1999
------------------------------
James W. Dixon


/s/ Jack L. Messman                      Director                                   March 31, 1999
------------------------------
Jack L. Messman


/s/ Arthur R. Spector                    Director                                   March 31, 1999
------------------------------
Arthur R. Spector




                                      F19

                                INDEX TO EXHIBITS

Exhibit
No.      Description
-------  -----------

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

         Full Service Distributor Agreement, dated as of June 1, 1991, by and between the Company and Printronix, Inc.*

         Employment Agreement, dated as of November 8, 1994, between the Company and Bob B. Midyett, Jr.*

         Promissory Note, dated February 20, 1995, by William G. Moore, Jr. to the Company.*

10.8     Administrative Services Agreement between Safeguard Scientifics, Inc.
         and the Company.***

10.9 First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley Properties, Inc. and the Company.****

11.1     Statement regarding computation of earnings per share.#

21.1     Subsidiaries of the Registrant.*

23.1     Consent of PricewaterhouseCoopers LLP.#

24.1     Power of Attorney (included on signature page).

27.1     Financial data schedule. (EDGAR version only).

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

**** Filed on March 31, 1998 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.