Form 10-Q
period 1999-03-31
USDATA CORP
filed 1999-05-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-Q


                                   (Mark One)

      X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     ---                      Exchange Act of 1934
                 For the quarterly period ended March 31, 1999


           Transition Report pursuant to Section 13 or 15(d) of the
     ---                Securities Exchange Act of 1934.
            For the transition period from            to          .
                                            ---------    --------


                         Commission file number 0-25936

                               USDATA Corporation
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                         75-2405152
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                2435 N. Central Expressway, Richardson, TX 75080
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

Registrant's Telephone Number, Including Area Code:  (972) 680-9700

                           --------------------------

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

                           --------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 1999


                                                                Number of Shares
                  Class                                           Outstanding

Common Stock, Par Value $.01 Per Share                         11,402,366 shares

                      USDATA CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Consolidated Balance Sheets at
                      March 31, 1999 and December 31,
                      1998                                                 3

                      Consolidated Statements of Operations
                      and Comprehensive Income
                      for the Three Months Ended
                      March 31, 1999 and 1998                              4

                      Consolidated Statements of  Cash Flows
                      for the Three  Months Ended
                      March 31, 1999 and 1998                              5

                      Notes to Consolidated Financial
                      Statements                                           6

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                           7

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                     12


            Signatures                                                    12

            Computation of Per Share Earnings                             13

                       USDATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               MARCH 31,     DECEMBER 31,
                                                                 1999           1998
=========================================================================================
                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,566       $  1,980
  Accounts receivable, net of allowance for doubtful
     accounts of $1,100 and $1,150, respectively                 6,082          6,095
  Deferred income taxes                                            533            533
  Other current assets                                             572            475
---------------------------------------------------------------------------------------
             Total current assets                                8,753          9,083
---------------------------------------------------------------------------------------

Property and equipment, net                                      1,707          1,825
Capitalized computer software development costs, net             4,358          4,127
Software held for resale, net                                    1,226          1,286
Other assets                                                       157             80
---------------------------------------------------------------------------------------
             Total assets                                     $ 16,201       $ 16,401
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $    751       $    755
  Deferred revenue                                               2,315          2,005
  Accrued compensation and benefits                                926          1,274
  Other accrued liabilities                                        707          2,072
---------------------------------------------------------------------------------------
             Total current liabilities                           4,699          6,106
---------------------------------------------------------------------------------------
             Total liabilities                                   4,699          6,106
---------------------------------------------------------------------------------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares
     authorized; none issued or outstanding                         --             --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 14,343,550  issued in 1999 and 1998                143            143
  Additional paid-in capital                                    16,719         16,534
  Retained earnings                                              5,507          5,106
  Treasury stock at cost, 2,941,184 shares in 1999
     and 3,106,184 shares in 1998                              (10,332)       (10,929)
Other comprehensive income                                        (535)          (559)
-----------------------------------------------------------------------------------------
             Total stockholders' equity                         11,502         10,295
-----------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity       $ 16,201     $   16,401
=========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                  1999         1998
====================================================================================

Net sales                                                       $ 6,278     $  5,640

Cost of sales                                                       430          368

------------------------------------------------------------------------------------
Gross profit                                                      5,848        5,272
------------------------------------------------------------------------------------

Operating expenses:
     Selling                                                      3,425        3,571
     Product development                                            610          822
     General and administrative                                   1,382        1,381
------------------------------------------------------------------------------------
Total operating expenses                                          5,417        5,774
------------------------------------------------------------------------------------

Income (loss) from operations                                       431         (502)

Interest income                                                      20           58
------------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes        451         (444)
Income tax provision                                                (50)          (2)
------------------------------------------------------------------------------------
Income (loss) from continuing operations                            401         (446)
------------------------------------------------------------------------------------

Discontinued operations:
     Loss from discontinued Systems Operations                       --         (219)
     Loss on disposal of discontinued System Operations,
        including operating losses of $250                           --       (1,500)
------------------------------------------------------------------------------------
          Loss from discontinued Systems Operations                  --       (1,719)
------------------------------------------------------------------------------------

Net income (loss)                                               $   401     $ (2,165)
====================================================================================

Other comprehensive income, net of tax:
     Foreign currency translation adjustment                         24           --
------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $   425     $ (2,165)
====================================================================================

Earnings per share (basic & dilutive):
     Income (loss) from continuing operations                   $  0.04     $  (0.04)
     Loss from discontinued operations                               --        (0.16)
------------------------------------------------------------------------------------
        Net income (loss)                                       $  0.04     $  (0.20)
====================================================================================

     Weighted average shares outstanding                         11,261       11,100
====================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               --------------------
                                                                                  1999       1998
===================================================================================================
Cash flows from operating activities:
Net income (loss) from continuing operations                                   $   401    $   (446)
---------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss)
   to cash flow from operating activities:
       Depreciation and amortization                                               272         507
       Changes in assets and liabilities:
            Accounts receivable                                                     13        (698)
            Deferred income taxes                                                   --           2
            Accounts payable and accrued liabilities                              (587)        640
            Deferred revenue                                                       310         112
            Accrued compensation and benefits                                     (348)       (189)
            Currency translation adjustment                                         24          --
            Other, net                                                            (173)       (292)
---------------------------------------------------------------------------------------------------
            Net cash used in continuing operations                                 (88)       (364)
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                        (96)        (53)
       Capitalized software development costs                                     (230)       (573)
       Software held for resale                                                     --        (400)
---------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                 (326)     (1,026)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from issuance of common shares                                      --         477
---------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                               --         477
---------------------------------------------------------------------------------------------------
Cash flows from discontinued operations                                             --         326
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                         (414)       (587)
Cash and cash equivalents, beginning of period                                   1,980       5,203
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $ 1,566    $  4,616
===================================================================================================

SUPPLEMENTAL DISCLOSURE:
   Common stock issued for purchase of software
       held for resale (see Note 3)                                            $   782          --


The accompanying notes are an integral part of the consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of USDATA Corporation and it's subsidiaries (the "Company") for the three month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the consolidated results of its operations and comprehensive income, and cash flows for the periods ended March 31, 1999 and 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   RECLASSIFICATIONS AND BASIS OF PRESENTATION

Certain prior year balances have been reclassified to conform with the 1999 presentation.

3.   SOFTWARE HELD FOR RESALE

On January 12, 1998, the Company purchased the underlying code to computer software licenses which are held for resale in the ordinary course of business, for $400,000 cash and 165,000 shares of the Company's common stock at a price of $.01 per share. The stock was valued at $782,000, which reflects the closing price of the Company's common stock on January 12, 1998. The common stock was issued in March 1999 subject to certain restrictions regarding the sale or transfer of such shares until January 2001.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

OVERVIEW

USDATA Corporation (the "Company") is a global supplier of real-time manufacturing application development software that enables information integration, decision support and supervisory control throughout the manufacturing enterprise. The Company's component-based products help automate manufacturing and process control applications, allowing customers to reduce operating costs, shorten cycle times and improve product quality. The Company provides this knowledge through software products and services, and delivers it through a community of business partners. The Company brings nearly a quarter-century of expertise in manufacturing performance improvement to its partners and end-users.

Net sales are generated primarily from licenses of the FactoryLink(R) family of products and Xfactory(TM), the Company's newest software product, and secondarily from technical support and service agreements, training classes and product related integration services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented approximately 10% and 11% of net sales during the three months ended March 31, 1999 and 1998, respectively.

Included in the FactoryLink family of products are versions 6.5 and 6.6, real-time information Windows NT and Windows 95 platforms, supporting powerful client access environments and technologies and providing Year 2000 ("Y2K") readiness. In addition, the Company offers FactoryLink WebClient, which provides the ability to view and control any FactoryLink server running Microsoft Windows NT using a simple web browser.

The Company's newest software product, Xfactory, was introduced in mid-1998. Xfactory is a manufacturing execution software ("MES") product which incorporates Microsoft's newest technologies and is built on Microsoft's Distributed Internet Applications ("DNA") architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. The Xfactory software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling and genealogy tracking for manufacturing and production processes.

The Company focuses its sales efforts through selected distributors capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The Company currently has seven channel support locations in the United States and six internationally to support its sales efforts through its network of distributors.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              1999       1998
================================================================================
Net sales                                                     100.0%     100.0%

Cost of sales                                                   6.8%       6.5%

--------------------------------------------------------------------------------
Gross profit                                                   93.2%      93.5%
--------------------------------------------------------------------------------

Operating expenses:
     Selling                                                   54.6%      63.3%
     Product development                                        9.7%      14.6%
     General and administrative                                22.0%      24.5%
--------------------------------------------------------------------------------
Total operating expenses                                       86.3%     102.4%
--------------------------------------------------------------------------------

Income (loss) from operations                                   6.9%      (8.9)%

Interest income                                                 0.3%       1.0%
--------------------------------------------------------------------------------

Income (loss) from continuing operations before income taxes    7.2%      (7.9)%
Income tax provision                                           (0.8)%     (0.0)%
--------------------------------------------------------------------------------
Income (loss) from continuing operations                        6.4%      (7.9)%
--------------------------------------------------------------------------------

Discontinued operations:
     Loss from discontinued Systems Operations                  0.0%      (3.9)%
     Loss on disposal of discontinued System Operations         0.0%     (26.6)%
--------------------------------------------------------------------------------
          Loss from discontinued Systems Operations             0.0%     (30.5)%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net income (loss)                                               6.4%     (38.4)%
================================================================================

Net sales for the three months ended March 31, 1999, were $6.3 million, an increase of $.6 million or 11% compared to the same period in 1998. The increase is primarily a result of higher software licensing revenues and support service revenues, partially offset by lower revenues from product related consulting, reflecting the company's decision to refer nearly all such activity to its channel distribution partners.

Gross profit as a percentage of net sales decreased slightly to 93.2% for the quarter ended March 31, 1999 from 93.5% for the same period in 1998.

Selling expenses as a percentage of net sales decreased to 54.6% for the three months ended March 31, 1999 from 63.3% compared to the same period in 1998, primarily related to the Company's cost reduction efforts and organizational changes, reflecting the Company's transition from a mixed direct and indirect sales model to a predominately indirect sales model.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, decreased $.2 Million for the three months ended March 31, 1999 compared to the same period in 1998. Compared to the first quarter 1998, the Company decreased its contract engineering development activities related to the FactoryLink product line, which were partially offset by increased development efforts for the Xfactory product line in 1999. During the first quarter 1999, the Company capitalized $.2 million of development expenses related to the next major version of FactoryLink compared to $.6 million in the first quarter 1998.

General and administrative expenses for the three months ended March 31, 1999 were comparable to the same period in 1998.

The Company experienced income from continuing operations of $.4 million for the three months ended March 31, 1999 versus a loss from continuing operations of $.4 million for the same period in 1998. The increase in income from continuing operations was primarily generated by an increase in net sales and a decrease in operating expenses, partially offset by an increase in the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $88,000 of cash during the quarter ended March 31, 1999 compared to $364,000 for the same period in 1998. In addition, during the first quarter of 1999, the Company invested $96,000 in capital equipment, primarily computers, and $230,000 in capitalized software development costs as described above.

The Company currently anticipates that its available cash, together with cash generated from operations, will be sufficient to satisfy its operating cash needs in 1999. The Company is in the process of establishing a new credit facility, which could be used to fund operating and capital requirements should the business expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions. No assurance can be given, however, that such credit facility or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

IMPACT OF YEAR 2000 ISSUE

The Company is continuing to address the Year 2000 ("Y2K") issue, which results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

During 1998, the Company completed its conversion to a new integrated business software solution, which provides order processing, sales administration, accounts receivable, accounts payable and general ledger systems. The Company is currently in the process of upgrading to the most recent version of this software, which is Y2K ready. Thereafter, the Company is planning on conducting transaction based testing to confirm the system's ability to handle transactions related to the Y2K. The company has not estimated the cost of completing this upgrade, but currently believes it will not be material.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The Company's internal network server, both hardware and software, are Y2K ready. Outside of its integrated business software applications, the Company has very few systems that are interfaced together and therefore believes that its exposure is relatively low that a Y2K problem with any one system or application can adversely impact the entire IT environment.

For primarily operational purposes, the Company had been upgrading PCs and individual applications running thereon. The upgraded PCs and application software are Y2K ready and the Company believes it has minimal exposure to any business interruption from out-of-date PC's, network equipment or related software. In addition, the Company has a backup process in place under which data is backed up to an IT controlled server. Therefore, if any one application does not function due to Y2K issues, the data can easily be moved to another desktop station that is Y2K ready.

The Company's primary products are manufacturing related software. The Company has established a process for testing and certifying these software products for Y2K readiness. During 1998, the Company released a Y2K ready version of FactoryLink(R) for all major platforms supported by the Company. The Company has used and plans on continuing to use its own internal development and support resources to test and remediate its product software for Y2K readiness. All new products of the Company introduced since 1997 are Y2K ready.

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

The Company has incurred costs in terms of time spent on research, modification, testing and remediation for its manufacturing related software products but has not determined the magnitude of such costs to date. Additional internal resources will be utilized during the remainder of 1999, however, the Company does not currently expect such expenses to be material to its financial position or results of operations.

The Company does not currently believe it is dependent on any significant suppliers for which there may be Y2K readiness issues. Services such as banking and insurance are conducted with companies that either are or will be Y2K ready.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "Results of Operations" and "Liquidity and Capital Resources" may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                      USDATA CORPORATION AND SUBSIDIARIES


PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits (filed as part of this report).

               Number           Description
               ------           -----------
               11.1             Computation of Per Share Earnings
               27               Financial Data Schedule
                                (EDGAR Version only)

         (b)   Reports on Form 8-K

               No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                 USDATA CORPORATION




Date:  May 14, 1999              /s/ Robert A. Merry
                                 ------------------------------------------
                                 Robert A. Merry
                                 President and Chief Executive Officer



Date:  May 14, 1999              /s/ Robert L. Drury
                                 ------------------------------------------
                                 Robert L. Drury
                                 Vice President Finance, Chief Financial
                                 Officer, Treasurer and Secretary (Principal
                                 Financial and Accounting Officer)

                               INDEX TO EXHIBITS



              Number          Description
              ------          -----------
              11.1            Computation of Per Share Earnings
              27              Financial Data Schedule
                              (EDGAR Version only)