Form 10-Q
period 1999-06-30
USDATA CORP
filed 1999-08-16
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from ________ to _________.


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

                         -----------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1999:

                                                           Number of Shares
                Class                                        Outstanding

Common Stock, Par Value $.01 Per Share                     11,404,661 shares

                      USDATA CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------

PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets at
                                    June 30, 1999 and December 31,
                                    1998                                                         3

                                    Consolidated Statements of Operations
                                    and Comprehensive Income
                                    for the Three and Six Months Ended
                                    June 30, 1999 and 1998                                       4

                                    Consolidated Statements of Cash Flows
                                    for the Six Months Ended
                                    June 30, 1999 and 1998                                       5

                                    Notes to Consolidated Financial
                                    Statements                                                   6

                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                                   7

PART II.          OTHER INFORMATION

                  Item 4.           Submission of Matters to a Vote of Security Holders          13

                  Item 5.           Other Information                                            13

                  Item 6.           Exhibits and Reports on Form 8-K                             13

                  Signatures                                                                     14

                  Computation of Per Share Earnings                                              15

                      USDATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             JUNE 30,     DECEMBER 31,
                                                              1999            1998
                                                            ---------      ---------
                                                           (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                 $   3,078      $   1,980
  Accounts receivable, net of allowance for doubtful
     accounts of $840 and $1,150, respectively                  4,929          6,095
  Deferred income taxes                                           533            533
  Other current assets                                            568            475
                                                            ---------      ---------
             Total current assets                               9,108          9,083
                                                            ---------      ---------

Property and equipment, net                                     1,633          1,825
Capitalized computer software development costs, net            4,641          4,127
Software held for resale, net                                   1,168          1,286
Other assets                                                      140             80
                                                            ---------      ---------
             Total assets                                   $  16,690      $  16,401
                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $     893      $     755
  Deferred revenue                                              1,910          2,005
  Accrued compensation and benefits                               891          1,274
  Other accrued liabilities                                     1,111          2,072
                                                            ---------      ---------
             Total current liabilities                          4,805          6,106
                                                            ---------      ---------
             Total liabilities                                  4,805          6,106
                                                            ---------      ---------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares
     authorized; none issued or outstanding                        --             --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 14,343,550  issued in 1999 and 1998               143            143
  Additional paid-in capital                                   16,719         16,534
  Retained earnings                                             5,980          5,106
  Treasury stock at cost, 2,941,184 shares in 1999
     and 3,106,184 shares in 1998                             (10,332)       (10,929)
  Other comprehensive income                                     (625)          (559)
                                                            ---------      ---------
             Total stockholders' equity                        11,885         10,295
                                                            ---------      ---------
             Total liabilities and stockholders' equity     $  16,690      $  16,401
                                                            =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         June 30,                      June 30,
                                                                 ------------------------      ------------------------
                                                                   1999           1998           1999           1998
                                                                 ---------      ---------      ---------      ---------

Net sales                                                        $   6,494      $   5,806      $  12,772      $  11,446

Cost of sales                                                          424            353            854            721
                                                                 ---------      ---------      ---------      ---------
Gross profit                                                         6,070          5,453         11,918         10,725
                                                                 ---------      ---------      ---------      ---------

Operating expenses:
     Selling                                                         3,462          3,515          6,887          7,086
     Product development                                               615            723          1,225          1,545
     General and administrative                                      1,485          1,590          2,867          2,971
                                                                 ---------      ---------      ---------      ---------
Total operating expenses                                             5,562          5,828         10,979         11,602
                                                                 ---------      ---------      ---------      ---------

Income (loss) from operations                                          508           (375)           939           (877)

Interest income                                                         15             56             35            114
                                                                 ---------      ---------      ---------      ---------

Income (loss) from continuing operations before income taxes           523           (319)           974           (763)
Income tax provision                                                   (50)           (34)          (100)           (36)
                                                                 ---------      ---------      ---------      ---------
Income (loss) from continuing operations                               473           (353)           874           (799)
                                                                 ---------      ---------      ---------      ---------

Discontinued operations:
     Loss from discontinued Systems Operations                          --             --             --           (219)
     Loss on disposal of discontinued System Operations,
        including operating losses of $250                              --             --             --         (1,500)
                                                                 ---------      ---------      ---------      ---------
          Loss from discontinued operations                             --             --             --         (1,719)
                                                                 ---------      ---------      ---------      ---------

Net income (loss)                                                $     473      $    (353)     $     874      $  (2,518)
                                                                 =========      =========      =========      =========

Other comprehensive income, net of tax:
     Foreign currency translation adjustment                           (90)            --            (66)            --
                                                                 ---------      ---------      ---------      ---------
Comprehensive income (loss)                                      $     383      $    (353)     $     808      $  (2,518)
                                                                 =========      =========      =========      =========

Earnings per share (basic & dilutive):
     Income (loss) from continuing operations                    $    0.04      $   (0.03)     $    0.08      $   (0.07)
     Loss from discontinued operations                                  --             --             --          (0.16)
                                                                 ---------      ---------      ---------      ---------
        Net income (loss)                                        $    0.04      $   (0.03)     $    0.08      $   (0.23)
                                                                 =========      =========      =========      =========

Weighted average shares outstanding:
     Basic                                                          11,402         11,211         11,332         11,156
     Diluted                                                        11,403         11,211         11,333         11,156
                                                                 =========      =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------

Cash flows from operating activities:
Net income (loss) from continuing operations                      $    874      $   (799)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization                                    515           894
      Changes in assets and liabilities:
           Accounts receivable                                       1,166          (800)
           Deferred income taxes                                        --          (133)
           Accounts payable and accrued liabilities                    (41)        1,322
           Accrued compensation and benefits                          (383)         (162)
           Currency translation adjustment                             (66)           --
           Deferred revenue                                            (95)           61
           Other - net                                                (160)          (83)
                                                                  --------      --------
           Net cash provided by continuing operations                1,810           300
                                                                  --------      --------
Cash flows from investing activities:
      Capital expenditures                                            (200)         (298)
      Purchase of MES software                                          --          (400)
      Capitalized software development costs                          (512)       (1,469)
                                                                  --------      --------
           Net cash used in investing activities                      (712)       (2,167)
                                                                  --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common shares                           --           712
                                                                  --------      --------
           Net cash provided by financing activities                    --           712
                                                                  --------      --------
Cash flows from discontinued operations                                 --          (152)
                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                 1,098        (1,307)
Cash and cash equivalents, beginning of period                       1,980         5,204
                                                                  --------      --------
Cash and cash equivalents, end of period                          $  3,078      $  3,897
                                                                  ========      ========

SUPPLEMENTAL DISCLOSURE:
   Common stock issued for purchase of software
      held for resale (see Note 4)                                $    782            --

The accompanying notes are an integral part of the consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of USDATA Corporation and it's subsidiaries (the "Company") for the three and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at June 30, 1999 and the consolidated results of its operations and comprehensive income, and cash flows for the periods ended June 30, 1999 and 1998. Operating results for the three and six months ended June 30, 1999 is not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

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

3.       RECLASSIFICATIONS AND BASIS OF PRESENTATION

Certain prior year balances have been reclassified to conform to the 1999 presentation.

4.       SOFTWARE HELD FOR RESALE

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

5.       SUBSEQUENT EVENTS

Effective July 1, 1999, the Company entered into an agreement to purchase substantially all of the assets and certain liabilities of Smart Shop Software, Inc for $6.4 million in cash and 500,000 shares of the Company's common stock valued at $1.8 million, reflecting the closing price of the Company's stock on July 1, 1999, for total consideration of $8.2 million. The 500,000 issued shares are to be held in escrow as collateral for performance under the Purchase Agreement and shall be disbursed to the shareholders at the rate of one-sixth each six months following the closing date of August 6, 1999. Smart Shop Software, Inc. is a privately held software company located in Post Falls, ID that provides business software to make-to-order small and medium sized manufacturers.

On August 6, 1999, the Company issued through a private placement 1,204,819 shares of the Company's common stock for $5.0 million and 50,000 shares of the Company's Series A convertible preferred stock for $5.0 million to a wholly owned subsidiary of Safeguard Scientifics, Inc., the Company's primary shareholder. The preferred stock is convertible into shares of common stock of the Company or into shares of common stock of any majority owned subsidiary of the Company, at the election of the holder.

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

Net sales are generated primarily from licenses of the FactoryLink(R) family of products and Xfactory(TM), the Company's newest software product and secondarily from technical support and service agreements, training classes and product related integration services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue for the three and six months ended June 30, 1999 represented approximately 9% and 10% of net sales, respectively, compared to 11% of net sales for the same periods in 1998.

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

Xfactory, which was introduced in mid-1998, is a manufacturing execution software ("MES") product which incorporates Microsoft's newest technologies and is built on Microsoft's Distributed Internet Applications ("DNA") architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. The Xfactory software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling and genealogy tracking for manufacturing and production processes.

Effective July 1, 1999, the Company acquired the business of Smart Shop Software, Inc., which provides business software to make-to-order small and medium sized manufacturers. This product will be an important part of the Company's recently announced eMake division which is focused on the "make" or production area of manufacturing and will develop and distribute Internet applications that deliver integrated product solutions and real-time visibility across the supply chain. The Company's strategy is to leverage its extensive manufacturing knowledge through Internet applications to help companies maximize their back office production and create the eMake portal for front office visibility into the production operations of the supply chain. Initial product availability is targeted for early in the year 2000 and the division will focus on horizontal make-to-order solutions for smaller manufacturers and industry solutions for larger-scale automotive and electronics assembly.

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

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:

                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            June 30,                  JUNE 30,
                                                                       ------------------        ------------------
                                                                        1999        1998          1999        1998
                                                                       -----        -----        -----        -----

Net sales                                                              100.0%       100.0%       100.0%       100.0%
Cost of sales                                                            6.5%         6.1%         6.7%         6.3%
                                                                       -----        -----        -----        -----
Gross profit                                                            93.5%        93.9%        93.3%        93.7%
                                                                       -----        -----        -----        -----
Operating expenses:
     Selling                                                            53.3%        60.5%        53.9%        61.9%
     Product development                                                 9.5%        12.5%         9.6%        13.5%
     General and administrative                                         22.9%        27.4%        22.5%        26.0%
                                                                       -----        -----        -----        -----
Total operating expenses                                                85.7%       100.4%        86.0%       101.4%
                                                                       -----        -----        -----        -----
Income (loss) from operations                                            7.8%        (6.5)%        7.3%        (7.7)%
Interest income                                                          0.2%         1.0%         0.3%         1.0%
                                                                       -----        -----        -----        -----
Income (loss) from continuing operations before income taxes             8.0%        (5.5)%        7.6%        (6.7)%
Income tax provision                                                    (0.7)%       (0.6)%       (0.8)%       (0.3)%
                                                                       -----        -----        -----        -----
Income (loss) from continuing operations                                 7.3%        (6.1)%        6.8%        (7.0)%
                                                                       -----        -----        -----        -----
Discontinued operations:
     Loss from discontinued Systems Operations                           0.0%         0.0%         0.0%        (1.9)%
     Loss on disposal of discontinued System Operations                  0.0%         0.0%         0.0%       (13.1)%
                                                                       -----        -----        -----        -----
          Loss from discontinued operations                              0.0%         0.0%         0.0%       (15.0)%
                                                                       -----        -----        -----        -----
Net income (loss)                                                        7.3%        (6.1)%        6.8%       (22.0)%
                                                                       -----        -----        -----        -----

Comparison of Three Months Ended June 30, 1999 and 1998

Net sales for the quarter ended June 30, 1999, were $6.5 million, an increase of $.7 million or 12% compared to the same quarter in 1998. The increase is a result of higher software licensing revenue, partially offset by lower revenue from training, reflecting the Company's decision to refer nearly all such activity to its channel distribution partners.

Gross profit as a percentage of net sales decreased slightly to 93.5% for the quarter ended June 30, 1999 from 93.9% for the same period in 1998.

Selling expenses as a percentage of net sales decreased to 53.3% for the quarter ended June 30, 1999 from 60.5% for the same period in 1998 primarily due to increased revenues in 1999. Selling expenses decreased 2% for the quarter

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

ended June 30, 1999 related to the Company's transition from a mixed direct and indirect sales model to a predominately indirect sales model. The decrease was partially offset by higher marketing expenses.

Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, decreased $.1 million for the quarter ended June 30, 1999 compared to the same period in 1998. The decrease is attributable to a reduction in the Company's contract engineering development activities related to the FactoryLink product line, partially offset by increased development efforts for the Xfactory product line in 1999. During the second quarter 1999, the Company capitalized $.3 million of development expenses related to the next major version of FactoryLink compared to $.9 million in the second quarter 1998.

General and administrative expenses decreased $.1 million for the quarter ended June 30, 1999 compared to the same period in 1998, primarily due to a reduction in the Company's provision for doubtful accounts, due to improvements in the overall quality of the Company's accounts receivable.

Income from continuing operations was $.5 million for the three months ended June 30, 1999 versus a loss from continuing operations of $.4 million for the same period in 1998. The increase in income from continuing operations was primarily generated by an increase in net sales as well as the decrease in operating expenses, partially offset by an increase in the income tax provision.

Comparison of Six Months Ended June 30, 1999 and 1998

Net sales for the six months ended June 30, 1999, were $12.8 million, an increase of $1.3 million or 12% compared to the same period in 1998. The increase is a result of higher software licensing revenues, partially offset by lower revenues from training, reflecting the Company's decision to refer nearly all such activity to its channel distribution partners.

Gross profit as a percentage of net sales decreased slightly to 93.3% for the six months ended June 30, 1999 from 93.7% for the same period in 1998.

Selling expenses as a percentage of net sales decreased to 53.9% for the six months ended June 30, 1999 from 61.9% for the same period in 1998 primarily due to increased revenues in 1999. Selling expenses decreased $.2 million or 3% for the six months ended June 30, 1999 related to the Company's transition from a mixed direct and indirect sales model to a predominately indirect sales model. The decrease was partially offset by higher marketing expenses.

Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, decreased $.3 million for the six months ended June 30, 1999 compared to the same period in 1998. The decrease is attributable to a reduction in the Company's contract engineering development activities related to the FactoryLink product line, partially offset by increased development efforts for the Xfactory product line in 1999. For the six months ended June 30, 1999, the Company capitalized $.5 million of development expenses related to the next major version of FactoryLink compared to $1.5 million for the same period in 1998.

General and administrative expenses for the six months ended June 30, 1999, decreased $.1 million compared to the same period in 1998, primarily due to a decrease in the provision for doubtful accounts, due to improvements in the overall quality of the Company's accounts receivable balance.

Income from continuing operations was $.9 million for the six months ended June 30, 1999 versus a loss from continuing operations of $.8 million for the same period in 1998. The increase in income from continuing

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

operations was primarily generated by an increase in net sales and a decrease in operating expenses, partially offset by an increase in the income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided $1.8 million of cash during the six months ended June 30, 1999 compared to $.3 million for the same period in 1998, primarily due to profitable operations. In addition, during the six months ended June 30, 1999, the Company invested $.2 in capital equipment, primarily computers and equipment, and $.5 million in capitalized software development costs as described above.

Effective July 1, 1999, the Company entered into an agreement to purchase substantially all of the assets and certain liabilities of Smart Shop Software, Inc. for $6.4 million in cash and 500,000 shares of the Company's common stock valued at $1.8 million, reflecting the closing price of the Company's stock on July 1, 1999, for total consideration of $8.2 million. See note 5 "Subsequent Events".

On August 6, 1999, the Company sold 1,204,819 shares of the Company's common stock for $5.0 million and 50,000 shares of the Company's Series A convertible preferred stock for $5.0 million in a private placement to a wholly owned subsidiary of Safeguard Scientifics, Inc., the Company's primary shareholder. See Note 5 "Subsequent Events".

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

During 1998, the Company completed its conversion to a new integrated business software solution, which provides order processing, sales administration, accounts receivable, accounts payable and general ledger systems. During the second quarter of 1999, the Company completed its upgrade to the most recent version of this software, which is Y2K ready. The Company is planning on conducting transaction based testing to confirm the system's ability to handle transactions related to the Y2K. The Company has not estimated the cost of completing this upgrade, but currently believes it will not be material.

The Company's internal network server, both hardware and software, are Y2K ready. Outside of its integrated business software applications, the Company has very few systems that are interfaced together and therefore believes that its exposure is relatively low that a Y2K problem with any one system or application can adversely affect the entire IT environment.

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

The Company has also established a special section on its World Wide Web site devoted to Y2K readiness. The site clearly indicates what the Company means when it states a product is Y2K ready, which specific products are Y2K ready and what the upgrade path is, if required, to bring older versions of its products up to Y2K readiness. Customers who are covered under the Company's service and support agreements are eligible to receive Y2K versions of the Company's products at no additional cost. The Company has instituted specific marketing and pricing programs to identify and assist customers who are not covered under the Company's service and support agreements in upgrading to Y2K ready versions of its software products. Additionally, the Company has added specific language to its standard product warranty addressing Y2K. The Company has not obtained, nor does it anticipate obtaining any insurance coverage for Y2K problems.

To date, the Company has not incurred any material expense directly related to Y2K readiness for its internal IT and non-IT computer systems. Activities and expenses associated with conversion to new or upgraded systems have been driven primarily by operational considerations. The Company plans to use its internal resources to address any Y2K readiness issues, which are currently planned or may yet arise. The Company has not separately tracked these types of expense, but does not currently believe they have been or will be material.

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

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 18, 1999. At this meeting, the shareholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated May 7, 1999. In addition, the shareholders voted in favor of the adoption of an Employee Stock Purchase Plan and approved an amendment to the Company's 1994 Equity Compensation Plan to increase the number of shares authorized for issuance under the plan. The number of votes cast were as follows:

I.       ELECTION OF DIRECTORS                    FOR            AGAINST         WITHHELD
                                                ---------        -------         --------
         Gary J. Anderson, M.D.                 9,291,838          1,695          228,907
         Stephen J. Andriole                    9,287,083          6,450          233,662
         James W. Dixon                         9,292,633            900          228,112
         Max D. Hopper                          9,287,183          6,350          233,562
         Robert A. Merry                        9,283,335         10,198          237,410
         Jack L. Messman                        9,292,533          1,000          228,212
         Arthur R. Spector                      9,260,788         32,745          259,957


II.      EMPLOYEE STOCK PURCHASE PLAN           7,893,297         69,386           11,609

III.     THE 1994 EQUITY COMPENSATION PLAN      7,422,742        540,368           11,182

ITEM 5.  OTHER INFORMATION

Stockholders intending to present proposals at the next Annual Meeting of Stockholders to be held in 2000 must notify the Company of the proposal no later than December 30, 1999, if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a stockholder at the Annual Meeting of Stockholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than March 15, 2000.

ITEM 6.  EXHIBITS

         (a) Exhibits (filed as part of this report).

             Number      Description
             ------      -----------
              11.1       Computation of Per Share Earnings

              27.1       Financial Data Schedule
                         (Edgar Version Only)

         (b) Reports on Form 8-K

             No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1999

                       USDATA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                 USDATA CORPORATION, INC.



Date: August 16, 1999            /s/ Robert A. Merry
                                 -----------------------------------------------
                                 Robert A. Merry
                                 President and Chief Executive Officer



Date: August 16, 1999            /s/ Robert L. Drury
                                 -----------------------------------------------
                                 Robert L. Drury
                                 Vice President Finance, Chief Financial Officer
                                 Treasurer and Secretary (Principal Financial
                                 and Accounting Officer)

                               INDEX TO EXHIBITS


             Exhibit
             Number      Description
             ------      -----------
              11.1       Computation of Per Share Earnings

              27.1       Financial Data Schedule
                         (Edgar Version Only)