Form 10-Q
period 1999-09-30
USDATA CORP
filed 1999-11-15
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934. For the quarterly period ended September 30, 1999

    Transition Report pursuant to Section 13 or 15(d) of the Securities
--- Exchange Act of 1934. For the transition period from          to         .
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

                       ---------------------------------

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

                       ---------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1999:

                                                     Number of Shares
                  Class                                 Outstanding

Common Stock, Par Value $.01 Per Share               13,109,480 shares

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                               Number
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets at
                                    September 30, 1999 and December 31,
                                    1998                                                         3

                                    Consolidated Statements of Operations
                                    and Comprehensive Income
                                    for the Three and Nine Months Ended
                                    September 30, 1999 and 1998                                  4

                                    Consolidated Statements of Cash Flows
                                    for the Nine Months Ended
                                    September 30, 1999 and 1998                                  5

                                    Notes to Consolidated Financial
                                    Statements                                                   6

                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                                   9

PART II. OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K                             15

                  Signatures                                                                     16

                      USDATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      1999             1998
                                                                                  -------------    -----------
                                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $       5,643    $     1,980
  Accounts receivable, net of allowance for doubtful
     accounts of $794 and $1,150, respectively                                            4,884          6,095
  Deferred income taxes                                                                     533            533
  Other current assets                                                                      564            475
                                                                                  -------------    -----------
             Total current assets                                                        11,624          9,083
                                                                                  -------------    -----------

Property and equipment, net                                                               1,738          1,825
Capitalized computer software development costs, net                                      5,399          4,127
Software held for resale, net                                                             1,139          1,286
Excess of cost over fair value of net assets of acquired business                         9,182             --
Other assets                                                                                180             80
                                                                                  -------------    -----------
             Total assets                                                         $      29,262    $    16,401
                                                                                  =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $       1,067    $       755
  Deferred revenue                                                                        1,972          2,005
  Accrued compensation and benefits                                                       1,089          1,274
  Short-term and current portion of long-term debt                                           95             --
  Other accrued liabilities                                                                 826          2,072
                                                                                  -------------    -----------
             Total current liabilities                                                    5,049          6,106
                                                                                  -------------    -----------

  Long-term debt, less current portion                                                      399             --
                                                                                  -------------    -----------
             Total liabilities                                                            5,448          6,106
                                                                                  -------------    -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares authorized; Series A
     Cumulative Convertible Preferred
     stock; shares issued:  50,000 in 1999                                                    1             --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 15,548,369  issued in 1999 and 14,343,550
    issued in 1998                                                                          155            143
  Additional paid-in capital                                                             26,735         16,534
  Retained earnings                                                                       6,054          5,106
  Treasury stock at cost, 2,438,889 shares in 1999
     and 3,106,184 shares in 1998                                                        (8,539)       (10,929)
  Other comprehensive income                                                               (592)          (559)
                                                                                  -------------    -----------
             Total stockholders' equity                                                  23,814         10,295
                                                                                  -------------    -----------
             Total liabilities and stockholders' equity                           $      29,262    $    16,401
                                                                                  =============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      September 30,               September 30,
                                                                 ----------------------      ----------------------
                                                                   1999          1998          1999          1998
                                                                 --------      --------      --------      --------
Net sales                                                        $  7,086      $  4,890      $ 19,858      $ 16,336

Cost of sales                                                         343           221         1,197           942

                                                                 --------      --------      --------      --------
Gross profit                                                        6,743         4,669        18,661        15,394
                                                                 --------      --------      --------      --------

Operating expenses:
     Selling                                                        4,247         4,275        11,134        11,361
     Product development                                              661           707         1,886         2,252
     General and administrative                                     1,678         1,584         4,545         4,555
                                                                 --------      --------      --------      --------
Total operating expenses                                            6,586         6,566        17,565        18,168
                                                                 --------      --------      --------      --------

Income (loss) from operations                                         157        (1,897)        1,096        (2,774)

Other income , net                                                     33            53            68           167
Amortization of excess of cost over fair value of net assets
   of acquired business                                              (116)           --          (116)           --
                                                                 --------      --------      --------      --------

Income (loss) from continuing operations before income taxes           74        (1,844)        1,048        (2,607)
Income tax provision                                                   --            --          (100)          (36)
                                                                 --------      --------      --------      --------
Income (loss) from continuing operations                               74        (1,844)          948        (2,643)
                                                                 --------      --------      --------      --------

Discontinued operations:
     Loss from discontinued Systems Operations                         --            --            --          (219)
     Loss on disposal of discontinued System Operations,
        including operating losses of $250                             --            --            --        (1,500)
                                                                 --------      --------      --------      --------
          Loss from discontinued operations                            --            --            --        (1,719)
                                                                 --------      --------      --------      --------

Net income (loss)                                                $     74      $ (1,844)     $    948      $ (4,362)
                                                                 ========      ========      ========      ========

Other comprehensive income, net of tax:
     Foreign currency translation adjustment                           33            --           (33)           --
                                                                 --------      --------      --------      --------
Comprehensive income (loss)                                      $    107      $ (1,844)     $    915      $ (4,362)
                                                                 ========      ========      ========      ========

Earnings per share:
  Basic
     Income (loss) from continuing operations                    $   0.01      $  (0.16)     $   0.08      $  (0.24)
     Loss from discontinued operations                                 --            --            --         (0.15)
                                                                 --------      --------      --------      --------
        Net income (loss)                                        $   0.01      $  (0.16)     $   0.08      $  (0.39)
                                                                 ========      ========      ========      ========
  Diluted
     Income (loss) from continuing operations                    $   0.01      $  (0.16)     $   0.07      $  (0.24)
     Loss from discontinued operations                                 --            --            --         (0.15)
                                                                 --------      --------      --------      --------
        Net income (loss)                                        $   0.01      $  (0.16)     $   0.07      $  (0.39)
                                                                 ========      ========      ========      ========
Weighted average shares outstanding:
     Basic                                                         12,386        11,233        11,687        11,182
     Diluted                                                       13,780        11,233        12,939        11,182
                                                                 ========      ========      ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ---------------------
                                                                              1999         1998
                                                                            -------       -------
Cash flows from operating activities:
Net income (loss) from continuing operations                                $   948       $(2,643)
                                                                            -------       -------
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization                                             890         1,156
      Changes in assets and liabilities:
           Accounts receivable                                                1,781           363
           Accounts payable and accrued liabilities                            (466)          889
           Accrued compensation and benefits                                   (266)          (94)
           Deferred revenue                                                    (963)         (128)
           Other - net                                                         (162)         (187)
                                                                            -------       -------
           Net cash provided by (used in) continuing operations               1,762          (644)
                                                                            -------       -------
Cash flows from investing activities:
      Capital expenditures                                                     (340)         (615)
      Acquisition                                                            (6,450)           --
      Purchase of MES software                                                   --          (400)
      Capitalized software development costs                                 (1,270)       (2,234)
                                                                            -------       -------
           Net cash used in investing activities                             (8,060)       (3,249)
                                                                            -------       -------
Cash flows from financing activities:
      Debt and capital lease payments                                           (15)           --
      Proceeds from issuance of common shares                                 5,009           794
      Proceeds from issuance of Series A preferred shares                     5,000            --
                                                                            -------       -------
           Net cash provided by financing activities                          9,994           794
                                                                            -------       -------
Cash flows from discontinued operations                                          --           291
                                                                            -------       -------
Effect of exchange rate changes on cash                                         (33)           --
                                                                            -------       -------
Net increase (decrease) in cash and cash equivalents                          3,663        (2,808)
Cash and cash equivalents, beginning of period                                1,980         5,204
                                                                            -------       -------
Cash and cash equivalents, end of period                                    $ 5,643       $ 2,396
                                                                            =======       =======

SUPPLEMENTAL DISCLOSURE:
   Common stock issued for purchase of software
      held for resale (see Note 4)                                          $   782            --



The accompanying notes are an integral part of the consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of USDATA Corporation and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 1999, and the consolidated results of its operations and comprehensive income, and cash flows for the periods ended September 30, 1999 and 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

4.       SOFTWARE HELD FOR RESALE

In 1998, the Company purchased the underlying code to computer software licenses, which are held for resale in the ordinary course of business. The original purchase costs of such software were capitalized and are being amortized utilizing the straight-line method over the estimated economic life of three years.

5.       ACQUISITIONS

Effective July 1, 1999, the Company entered into an agreement to purchase substantially all of the assets and certain liabilities of Smart Shop Software, Inc. for $6.4 million in cash and 500,000 shares of the Company's common stock. This acquisition has been accounted for under the purchase method of accounting. The financial statements reflect the preliminary allocation of the purchase price based on estimated fair values at the date of acquisition. The valuation of the acquired business, with the assistance of outside consultants, is currently underway. The valuation process and related charge to earnings for acquired in-process research and development (preliminarily estimated to be in the range of $400,000 to $500,000) will be completed and recorded in the fourth quarter 1999. The results of the acquired business have been included in the consolidated financial statements since the effective acquisition date of July 1, 1999.

The 500,000 issued shares of common stock are to be held in escrow as collateral for performance under the Purchase Agreement and shall be disbursed to the shareholders at the rate of one-sixth each six months following the closing date of August 6, 1999. Smart Shop Software, Inc. is a privately held software company located in Post Falls, ID that provides business software to make-to-order small and medium sized manufacturers.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on January 1, 1998 and excludes any potential write-off of acquired in-process research and development.


                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
(in thousands except                         --------------------------     --------------------------
per share amounts)                              1999           1998            1999            1998
--------------------------------------       ----------     -----------     ----------      ----------
Net sales                                    $    7,086     $     5,489     $   21,486      $   18,053
Net income (loss)                            $       74     $    (2,121)    $      659      $   (4,945)
Earnings (loss) per share:
   Basic                                     $     0.01     $     (0.16)    $     0.05      $    (0.38)
   Diluted                                   $     0.01     $     (0.15)    $     0.05      $    (0.35)


These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

6.       CAPITAL STOCK

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

7.       SEGMENT INFORMATION

The Company defines its operations as operating segments based on two distinct product divisions - USDATA product division, which includes its FactoryLink and Xfactory product lines and eMake product division, which develops and distributes Internet applications that deliver integrated production solutions and real-time visibility across the supply chain and includes the Company's recently acquired Smart Shop Software unit.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

The Company measures segment earnings as income from operations, defined as income before amortization of excess of cost over fair value of net assets of acquired business, discontinued operations, other income and income taxes.



                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                               -----------------------    -----------------------
                                                  1999         1998          1999          1998
                                               ----------    ---------    -----------    --------
Net sales:
      USDATA Division                          $    6,074    $   4,890    $    18,846    $ 16,336
      eMake Division                                1,012           --          1,012           -
                                               ----------    ---------    -----------    --------
                                               $    7,086    $   4,890    $    19,858    $ 16,336
                                               ==========    =========    ===========    ========

Income (loss) from operations:
      USDATA Division                          $    1,127    $ (1,897)    $     2,066    $ (2,774)
      eMake Division                                 (970)          --           (970)          -
                                               ----------    ---------    -----------    --------
                                               $      157    $ (1,897)    $     1,096    $ (2,774)
                                               ==========    =========    ===========    ========

Total assets:
      USDATA Division                          $   19,377    $  17,220    $    19,377    $ 17,220
      eMake Division                                9,885           --          9,885          --
                                               ----------    ---------    -----------    --------
                                               $   29,262    $  17,220    $    29,262    $ 17,220
                                               ==========    =========    ===========    ========

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

USDATA Corporation (the "Company"), is a global supplier of component-based production software that is designed to help customers reduce operating costs, shorten cycle times and improve product quality in their manufacturing operations. The Company's software enables manufacturers to access accurate and timely information - whether they are on the plant-floor, in the office, or around the globe. The Company's solutions span the full range of manufacturing, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customers' existing manufacturing and business software. This combination of product breadth and ease of integration provides a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage. Now in its 25th year, the Company has a strong global presence with more than 41,000 installs located in more than 50 countries throughout the world, 13 offices worldwide and a global network of distribution and support partners.

Net sales are generated primarily from licenses of the FactoryLink(R) family of products, Xfactory(TM) and Smart Manager business software, which is the software product from the Company's recent acquisition, and secondarily from technical support and service agreements, training classes and product related integration services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue for the three and nine months ended September 30, 1999 represented approximately 13% and 11% of net sales, respectively, compared to 16% and 13% of net sales for the same periods in 1998.

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

Xfactory, which was introduced in mid-1998, is a manufacturing execution software ("MES") product that incorporates Microsoft's newest technologies and is built on Microsoft's Distributed Internet Applications ("DNA") architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. The Xfactory software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling and genealogy tracking for manufacturing and production processes.

Effective July 1, 1999, the Company acquired the business of Smart Shop Software, Inc., which provides business software to make-to-order small and medium sized manufacturers. This unit is included in the Company's recently announced eMake division that is focused on the "make" or production area of manufacturing and will develop and distribute Internet applications that deliver integrated product solutions and real-time visibility across the supply chain. The Company's strategy is to leverage its extensive manufacturing knowledge through Internet applications to help companies maximize their back office production and create the eMake portal for front office visibility into the production operations of the supply chain. Initial product availability is targeted for early 2000 and the division will focus on horizontal make-to-order solutions for smaller manufacturers and industry solutions for larger-scale automotive and electronics assembly.

The Company focuses its sales efforts through selected distributors capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The Company currently has seven channel support locations in the United States and six internationally to support its sales efforts through its network of distributors.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net sales:


                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  -----------------------   ---------------------
                                                                    1999           1998       1999         1998
                                                                  --------       --------   --------     --------
Net sales                                                            100.0%         100.0%     100.0%       100.0%

Cost of sales                                                          4.8%           4.5%       6.0%         5.8%

                                                                  --------       --------   --------     --------
Gross profit                                                          95.2%          95.5%      94.0%        94.2%
                                                                  --------       --------   --------     --------

Operating expenses:
     Selling                                                          60.0%          87.4%      56.1%        69.5%
     Product development                                               9.3%          14.5%       9.5%        13.8%
     General and administrative                                       23.7%          32.4%      22.9%        27.9%
                                                                  --------       --------   --------     --------
Total operating expenses                                              93.0%         134.3%      88.5%       111.2%
                                                                  --------       --------   --------     --------

Income (loss) from operations                                          2.2%         (38.8)%      5.5%       (17.0)%

Interest income                                                        0.5%           1.1%       0.4%         1.0%
Amortization of excess of cost over fair value of net assets
   of acquired business                                               (1.6)%          0.0%      (0.6)%        0.0%
                                                                  --------       --------   --------     --------

Income (loss) from continuing operations before income taxes           1.1%         (37.7)%      5.3%       (16.0)%
Income tax provision                                                   0.0%           0.0%      (0.5)%       (0.2)%
                                                                  --------       --------   --------     --------
Income (loss) from continuing operations                               1.1%         (37.7)%      4.8%       (16.2)%
                                                                  --------       --------   --------     --------

Discontinued operations:
     Loss from discontinued Systems Operations                         0.0%           0.0%       0.0%        (1.3)%
     Loss on disposal of discontinued System Operations                0.0%           0.0%       0.0%        (9.2)%
                                                                  --------       --------   --------     --------
          Loss from discontinued operations                            0.0%           0.0%       0.0%       (10.5)%
                                                                  --------       --------   --------     --------

                                                                  --------       --------   --------     --------
Net income (loss)                                                      1.1%         (37.7)%      4.8%       (26.7)%
                                                                  --------       --------   --------     --------


Comparison of Three Months Ended September 30, 1999 and 1998

Net sales for the quarter ended September 30, 1999, were $7.1 million, an increase of $2.2 million or 45% compared to the same quarter in 1998. The increase was primarily a result of a $1.1 million increase in software licensing revenue related to the Company's USDATA product division, which includes its FactoryLink and Xfactory product lines, as well as $1.0 million of revenues from the Company's eMake product division, which includes Smart Shop Software Inc.

Gross profit as a percentage of net sales decreased slightly to 95.2% for the quarter ended September 30, 1999 from 95.5% for the same period in 1998.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Selling expenses as a percentage of net sales decreased to 60.0% for the quarter ended September 30, 1999 from 87.4% for the same period in 1998 primarily due to increased revenues in 1999. Selling expenses in 1999 included approximately $1.2 million of incremental marketing and sales expenses to launch and expand the new eMake division, which were virtually offset by decreases in USDATA division selling expenses due to increased efficiencies resulting from the Company's completion of its transition from a mixed direct and indirect sales model to a predominately indirect sales model.

Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, decreased $.2 million for USDATA division for the quarter ended September 30, 1999 compared to the same period in 1998. The decrease was attributable to a reduction in the Company's contract engineering development activities related to the FactoryLink product line, offset by increased development efforts for the Xfactory product line and eMake development expenses of $.2 million in 1999. The Company capitalized $.8 million of development expenses primarily related to the next major version of FactoryLink for the quarters ended September 30, 1999 and 1998.

General and administrative expenses increased $.1 million for the quarter ended September 30, 1999 compared to the same period in 1998.

Income from continuing operations was $74 thousand for the three months ended September 30, 1999 versus a loss from continuing operations of $1.8 million for the same period in 1998. The increase in income from continuing operations was primarily generated by an increase in net sales of $2.2 million, partially offset by the amortization of the excess of cost over fair value of net assets of the acquired business.


Comparison of Nine Months Ended September 30, 1999 and 1998

Net sales for the nine months ended September 30, 1999, were $19.9 million, an increase of $3.5 million or 22% compared to the same period in 1998. The increase was a result of a $2.6 million increase in software licensing revenues related to the Company's USDATA product division and $1.0 million related to the Company's eMake product division.

Gross profit as a percentage of net sales decreased slightly to 94.0% for the nine months ended September 30, 1999 from 94.2% for the same period in 1998.

Selling expenses as a percentage of net sales decreased to 56.1% for the nine months ended September 30, 1999 from 69.5% for the same period in 1998 primarily due to increased revenues in 1999. Selling expenses decreased $.2 million or 2% for the nine months ended September 30, 1999.

Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, decreased $.4 million for the nine months ended September 30, 1999 compared to the same period in 1998. $.6 million of the decrease is attributable to a reduction in the Company's contract engineering development activities related to the FactoryLink product line, offset by increased development efforts for the Xfactory product line and eMake development expenses of $.2 million for the nine months ended September 30, 1999. The Company capitalized $1.3 million of development expenses primarily related to the next major version of FactoryLink compared to $2.2 million for the same period in 1998.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General and administrative expenses in total for the nine months ended September 30, 1999, is comparable to the same period in 1998.

Income from continuing operations was $.9 million for the nine months ended September 30, 1999 versus a loss from continuing operations of $2.6 million for the same period in 1998. The increase in income from continuing operations was primarily generated by the increase in net sales of $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided $1.8 million of cash during the nine months ended September 30, 1999 compared to a use of cash of $.6 million for the same period in 1998, primarily due to profitable operations and improved collections on accounts receivable. Cash used in investing activities was $8.1 million for the nine months ended September 30, 1999 primarily due to the acquisition of Smart Shop Software, Inc for $6.4 million in cash (see Note 5 "Acquisitions"). In addition, the Company invested $.3 million in capital equipment, primarily computers and equipment, and $1.3 million in capitalized software development cost as described above. The Company received $10.0 million in cash related to the issuance of 1,204,819 shares its common stock for $5.0 million and 500,000 shares of its Series A convertible preferred stock for $5.0 million (see Note 6 "Capital Stock").

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

During 1998, the Company completed its conversion to a new integrated business software solution, which provides order processing, sales administration, accounts receivable, accounts payable and general ledger systems. During the second quarter of 1999, the Company completed its upgrade to the most recent version of this software, which is Y2K ready. The Company is in the process of conducting transaction based testing to confirm the system's ability to handle transactions related to the Y2K. The Company has not estimated the cost of completing this upgrade, but currently believes it will not be material.

The Company's internal network server, both hardware and software, are Y2K ready. Outside of its integrated business software applications, the Company has very few systems that are interfaced together and therefore believes that its exposure is relatively low that a Y2K problem with any one system or application can adversely affect the entire IT environment.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

The Company has also established a special section on its World Wide Web site devoted to Y2K readiness. The site indicates what the Company means when it states a product is Y2K ready, which specific products are Y2K ready and what the upgrade path is, if required, to bring older versions of its products up to Y2K readiness. Customers who are covered under the Company's service and support agreements are eligible to receive Y2K versions of the Company's products at no additional cost. The Company has instituted specific marketing and pricing programs to identify and assist customers who are not covered under the Company's service and support agreements in upgrading to Y2K ready versions of its software products. Additionally, the Company has added specific language to its standard product warranty addressing Y2K. The Company has not obtained, nor does it anticipate obtaining any insurance coverage for Y2K problems.

To date, the Company has not incurred any material expense solely related to Y2K readiness for its internal IT and non-IT computer systems. Activities and expenses associated with conversion to new or upgraded systems have been driven primarily by operational considerations. The Company plans to use its internal resources to address any Y2K readiness issues, which are currently planned or may yet arise. The Company has not separately tracked these types of expense, but does not currently believe they have been or will be material.

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

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

              Number    Description
              2.1       Asset Purchase Agreement, dated as of July 29, 1999, by
                        and among USDATA Corporation, Smart Shop Software, Inc.
                        (Delaware), Smart Shop Software, Inc. (Idaho) and James
                        Dickman, Michael Maloof and Michelle Dickman (filed on
                        August 19, 1999 as Exhibit 2.1 to Form 8-K and incorporated herein by reference).

              11.1      Computation of Per Share Earnings

              27.1      Financial Data Schedule
                         (Edgar Version Only)


         (b)  Reports on Form 8-K

              1. On August 16, 1999, the Company filed a Current Report on Form 8-K to announce its acquisition of substantially all of the assets and the assumption of certain liabilities of Smart Shop Software, Inc.

                       USDATA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                               USDATA CORPORATION, INC.



Date:  November 15, 1999       /s/ Robert A. Merry
                               ---------------------------------------
                               Robert A. Merry
                               President and Chief Executive Officer



Date:  November 15, 1999       /s/ Robert L. Drury
                               ---------------------------------------
                               Robert L. Drury
                               Vice President Finance, Chief Financial Officer
                               Treasurer and Secretary (Principal Financial and
                               Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
 2.1           Asset Purchase Agreement, dated as of July 29, 1999, by and among
               USDATA Corporation, Smart Shop Software, Inc. (Delaware), Smart
               Shop Software, Inc. (Idaho) and James Dickman, Michael Maloof and
               Michelle Dickman (filed on August 19, 1999 as Exhibit 2.1 to Form
               8-K and incorporated herein by reference).

 11.1          Computation of Per Share Earnings

 27.1          Financial Data Schedule
                  (Edgar Version Only)