Form 10-K
period 1999-12-31
USDATA CORP
filed 2000-03-30
CIK 943895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                         Commission file number 0-25936
                                                -------

                               USDATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        75-2405152
 -------------------------------                         -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

    2435 N. Central Expressway, Richardson, TX                 75080
    ------------------------------------------                 -----
     (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (972) 680-9700
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None


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

    The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2000, was approximately
  $79,264,395 based on the sale price of the Common Stock on March 24, 2000, of $14.50 as reported by the NASDAQ National Market System.

 As of March 24, 2000, the registrant had outstanding 13,164,629 shares of its
                    Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Proxy Statement for the Annual Meeting of
       Stockholders to be held on May 18, 2000 are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART I.

ITEM 1.  BUSINESS

GENERAL

       USDATA Corporation (the "Company"), is a global supplier of component-based production software that is designed to help customers reduce operating costs, shorten cycle times and improve product quality in their manufacturing operations. The Company's software enables manufacturers to access more accurate and timely information - whether they are on the plant-floor, in the office, or around the globe. The Company's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage. Now in its 25th year, the Company has a strong global presence with more than 45,000 installs located in more than 60 countries throughout the world, 19 offices worldwide and a global network of distribution and support partners.

         The Company is committed to solving customer problems and increasing productivity in the manufacturing and production environments through technological innovation. The Company's products are noted for high performance, ease-of-use and support of enterprise computing environments. The Company's customers are in a wide variety of industries including; chemical, oil and gas, food, beverage, automotive, aerospace, telecommunications, electronics, transportation and other industries.

         The Company's family of software products, marketed under the names of FactoryLink, Xfactory, Connector, Analysis and Smart Manager provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

         In the latter part of 1999 the Company formed its new eMake division which is focused on the "make" or production area of the manufacturing supply chain. Through the eMake division, the Company intends to provide a suite of Internet applications that will include a real-time production portal with secure, online shop-floor visibility and an eBusiness trading market designed specifically for manufacturers. The eMake division includes the operations of Smart Shop Software Inc., an enterprise business solution subsidiary of the Company with integrated accounting to shop floor processes for make-to-order small and medium size manufacturers marketed as Smart Manager. The Smart Shop Software unit includes the assets of Smart Shop Software, Inc. (Idaho), which were acquired by the Company in mid-1999.

PRODUCTS AND SERVICES

OVERVIEW

         The Company develops, markets and supports component-based software products for customers requiring enterprise-wide, open systems solutions for the manufacturing and production markets. These software products provide customers real-time component-based computer applications that provide interactive, dynamic and graphical interfaces to manufacturing and production operations. These applications collect, consolidate and communicate information about an automated manufacturing process, typically drawn from complex operating sources or from multiple sites throughout an enterprise, and enable the user to interact with and control plant-wide processes. The real-time information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

         The Company's flagship software product, FactoryLink(R), is a manufacturing process solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink is a real-time application server product that enables manufacturers to connect to plant floor devices, consolidate and process data and communicate the data to decision-makers throughout the manufacturing enterprise. FactoryLink gives manufacturers the accurate and timely production information they need to make effective decisions throughout the enterprise. FactoryLink, as the plant server, is the centerpiece of a real-time data distribution architecture.

         In mid-1998, the Company introduced Xfactory(R), a manufacturing execution solution ("MES") product which incorporates Microsoft's newest technologies and is built on Microsoft's Distributed Internet Applications ("DNA") architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES.

         In 1999, the Company introduced two new products: USDATA Connector, which enables connectivity to higher level business systems and USDATA Analysis, which provides real-time access to and analysis of a customer's information.

         In conjunction with the purchase of Smart Shop Software, Inc. in mid 1999, the Company acquired the Smart Manager software product with integrated accounting to shop floor processes for make-to-order small and medium size manufacturers.

BACKGROUND AND MARKET DEMAND

         Traditional Enterprise Resource Planning ("ERP") systems have product-centric views of the manufacturing enterprise. These business systems provide decision-makers with an excellent understanding of product attributes including material costs, bill of materials, labor costs and other attributes. However, these business systems generally have no concept of the target process parameters for actually producing finished goods or the actual process parameters and conditions that occurred to generate specific lots of finished goods.

         Traditional process control systems have an excellent process-centric view of manufacturing. They understand how things are made, target process parameters and material movement. However, process control systems generally do not have any concept of the actual product made - lot numbers, yield, quality attributes, costing information, etc.

         To make effective and efficient production decisions, both types of information - product and process - must be used. This integration raises a fundamental issue of how to create communication between the disparate nature of business and process control systems. The Company's products are designed to integrate business and process control systems for any production focused enterprise.

FACTORYLINK(R)

         FactoryLink allows customers to collect and monitor data from disparate process control systems. FactoryLink acts as hub for real-time information that may be used by various decision makers interested in the real-time status of the production process. In 1999, a new version of FactoryLink was released that enhances the product's already solid reputation for reliability, scalability and flexibility.

         To simplify connecting to plant floor devices, the Company includes support for OLE for Process Control ("OPC") in FactoryLink, making it an interoperable server that can collect and distribute data throughout a multi-vendor manufacturing environment. FactoryLink's extensive database connectivity and interfaces to MES and ERP products allow it to function as the automation system hub, much broader than just HMI. Customers can now leverage their existing investments in various HMIs and build an integrated system, thereby eliminating existing islands of automation.

         The FactoryLink software enables a customer to:

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

         In 1998, the Company released Year 2000 ready versions on all major FactoryLink platforms historically supported by the Company, including DOS, UNIX, OS/2, Microsoft Windows, NT and Windows 95. To provide the Company's customers with a convenient means to obtain information regarding Year 2000 readiness of its products, the Company has maintained a web site (www.usdata.com) with the latest information regarding Year 2000 readiness for its products, including a statement of what it means when a product is designated as Year 2000 ready. No significant Year 2000 related problems have been reported with the Company's software products with the transition from 1999 into early 2000.

Xfactory(R)

         Xfactory is an MES product, which incorporates Microsoft's newest technologies and is built on Microsoft's DNA architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. Xfactory bridges the gap between the plant floor and ERP systems. The Company develops, markets and supports Xfactory software products for customers requiring enterprise-wide, open systems solutions for production management and leveraging business and planning systems. The Xfactory software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling, and genealogy tracking for manufacturing and production processes. The information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

         In December 1999, the Company launched the latest release of Xfactory. This latest release, Xfactory version 1.4, enables manufacturers of all sizes to track and improve production processes "on the fly." Version 1.4 is intended to deliver unparalleled performance and reliability for even the most demanding, large-scale, production processes.

         Xfactory software enables a customer to:

     o Utilize a fixed data base scheme, where the objects themselves are stored in the same database;

     o Effectively convert the plant network into an intelligent event routing entity, allowing the customer to effortlessly send and receive local and remote event notifications;

     o Maintain object-oriented programming that allows base objects to incorporate properties, events and methods, thereby easing the demands of large-scale software development and applying object modeling to the manufacturing plant itself;

     o Utilize a three-tiered architecture that is intended to provide greater security, optimized client database connections, centralized management, thin clients and distributed processing for greater speed and throughput than is found in traditional single-tiered architectures (Xfactory clients reside on Tier 1, components in the Microsoft Transaction Server on Tier 2 and a client/server relational database on Tier 3); and

     o To incorporate Xfactory functionality into environments such as Visual Basic, C/C++, Microsoft Office, Oracle Forms and SCADA packages, such as FactoryLink, because Xfactory is component based and Internet compatible.

USDATA CONNECTOR

         In the latter part of 1999 the Company introduced the USDATA Connector product. USDATA Connector links the plant floor to the supply chain and higher-level business systems. USDATA Connector is designed to enable disparate systems throughout the enterprise to operate as one and, in conjunction with the Company's production suite of software, to provide visibility to the status of the customers order at any point in the manufacturing process. In this regard, USDATA Connector assists manufacturers in achieving a real-time supply chain allowing them to better meet changing customer needs and increasing market demands.

USDATA ANALYSIS

         In late 1999 the Company also introduced its USDATA Analysis product. USDATA Analysis turns production data into valuable information available from any web browser. This product is the result of USDATA's intuitive production modeling environment coupled with the capabilities of TopTier Software's hyper-relational technology. USDATA Analysis provides integration of Xfactory data with MySAP.com and Baan Data Navigator capabilities, allowing information to be exported to Microsoft Excel or Access for further manipulation, or to be saved in each user's USDATA Analysis desktop.

EMAKE SERVICES AND SOLUTIONS


         The Company established the eMake division to enable eMake to become a premier provider of Internet-based manufacturing software and services from the plant-floor to the executive office, across the supply chain. The Company anticipates that the eMake division will enable B2B real-time visibility, production and commerce. The Company intends to develop and implement an eMake suite of Internet applications that will deliver a real-time production portal with secure, online shop floor visibility and an eBusiness trading market that is designed specifically for manufacturers.


         The Company expects that its initial focus for the eMake division will be the development and implementation of the eMake Small Manufacturing Edition products, which is designed for smaller make-to-order manufacturers, typically with annual revenues less than $50 million. The Company intends to use the expertise of the Smart Shop Software unit as the core of this offering. The Company also expects to focus the eMake division on the development and implementation of the eMake Production Edition, which is intended to provide solutions to larger manufacturers in the electronics assembly and automotive industries. The Company currently anticipates that the eMake Production Edition will be introduced in late 2000. The Company also intends to provide eMake division customers with a variety of services and solutions, including Internet supply chain connectivity, web browser interfacing, production system management and material resource planning capabilities.


MARKETING, SALES AND DISTRIBUTION

         The Company's sales and support organization includes channel management personnel, a corporate business development group for lead generation, a technical resource group and a network of authorized worldwide distributors that acquire licenses for the Company's products at a discount and remarket and provide training, customer support and consulting services to end-users. The Company's sales and support organization combines its internal resources with the resources, expertise and customer base of qualified third party distributors, remarketers and integrators. The Company's internal sales and marketing organization consisted of 48 persons as of December 31, 1999 and is based in Richardson, Texas. The Company has field sales locations in 19 other cities in the United States and in Belgium, England, Denmark, Germany, France and Italy.

         The Company goes to market via a network of distributors, referred to as tier one partners ("TOPs"). As of December 31, 1999, approximately 40 such TOPs delivered in excess of 90% of the Company's products to system integrators and the ultimate end-users. This indirect strategy is critical to the Company's success and future growth because each TOP functions as a virtual extension of the Company's sales, service and support. Typically, the business model of TOPs is primarily driven by industrial software revenues and related products. TOPs generally have value-added products and services that are additive to the Company's core products, and TOPs generally work cooperatively with a community of local system integrators that actually perform project work for the end-user.

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

CUSTOMER SERVICE

         The Company believes a high level of customer service and technical support is critical to customer satisfaction, especially since many of the Company's customers use its products to develop complex, large-scale applications on which the success of their organizations may depend. The Company has established, and intends to continue to enhance and expand, an integrated, highly skilled channel service and technical support organization.

         The Company provides first level, localized support through its highly qualified and experienced TOPs. Support engineers are networked utilizing a single knowledge based system that is intended to enable quick and efficient transfer of data, software corrections and up to date technical information. In addition to frequent interaction between the Company's support personnel and the TOPs engineers, the Company also conducts regular training sessions to enhance the technical knowledge and working relationship in this support community. Annual software support agreements are available to customers in various forms.

         The Company also provides customer support for its products via the web, allowing users access to the latest software fixes, FAQ's (frequently asked questions), detailed examples and on-line trouble shooting/problem submission. The Company also maintains a FactoryLink Certified Integration Partner Program. Members of this program have access to specific vertical market and industry expertise and established relationships with prominent hardware and software.

         The Company offers comprehensive training classes to customers and third-party remarketers. Training classes are offered through in-house training facilities in Richardson, Texas, in facilities in Brussels, Belgium and through its authorized training TOPs throughout the world. The training curriculum is a comprehensive program of application development training in a hands-on, lab-based training environment. The Company is also able to provide on-site training when required by customers.



CUSTOMERS

         Since the introduction of the FactoryLink software product in 1986, the Company has licensed more than 45,000 copies of the product worldwide for use in the chemical, oil and gas, food, beverage, public utility, pharmaceutical, pulp and paper, automotive, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. Established end users include Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Hewlett-Packard Company, Michelin Tire Corporation and Nestle Food Company. In the year ended December 31, 1999, no single end user of the Company's products accounted for more than 10% of the Company's total revenues.

         Sales to foreign clients (primarily in Europe) continue to be a significant source of revenue for the Company. For the year ended December 31, 1999, the Company realized revenues from its international operations of $13.7 million (51% of revenues), as compared with $12.9 million for the comparable 12 month period (56% of revenues) ended December 31, 1998. Most of the Company's international revenues were derived from sales and services related to FactoryLink software products. See also Note 11 to Notes to Consolidated Financial Statements for additional information on export revenues.

         The Company has maintained a long-term partner relationship with Schneider Automation. Schneider and its predecessors have been purchasing for resale a private label, OEM version of FactoryLink from the Company since 1989 and accounted for $4.9 million and $4.1 million or 18% and 18%, respectively, of total revenues for the years ended December 31, 1999 and 1998, respectively.

         The Company's eMake division, including the Smart Shop Software unit, serves a broad base of customers. Over 12,000 client licenses of the Company's Smart Shop Software unit product, Smart Manager, have been installed with make-to-order manufacturers since the introduction of the product by Smart Shop Software, Inc. (Idaho), the predecessor to the Smart Shop Software unit.

PRODUCT INNOVATION AND DEVELOPMENT

         The Company's product development efforts are focused on expanding the Company's portfolio of software products as well as maintaining the competitiveness of its current products, including development of future releases, improvements in the ease of use of its products and creation of new application modules and development tools as well as the development of new products that enable manufacturing performance improvement. The independence of its products from underlying hardware platforms, GUIs, RDBMSs, networks and other technologies and standards gives the Company the flexibility to evaluate a wide range of new opportunities to expand the current scope of its products. The Company's development activities generally are driven by market requirements and to the extent possible leverage known technologies and architectures.

          The Company's eMake division product development efforts primarily have been focused on the new eMake solutions and services including preparation for application service provider hosting, web-based marketing and fulfillment, and product enhancements.

         During the years ended December 31, 1999 and 1998, the Company invested approximately $5.4 million and $5.2 million, respectively, in product development including $2.5 million of capitalized software development costs in both 1999 and 1998. In the years ended December 31, 1999 and 1998, the Company expended 11%, and 12%, respectively, of its total revenues on product development, net of capitalized software. The Company anticipates that it will continue to commit substantial resources to product development in the future.

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

         The Company's FactoryLink product competes with a number of software suppliers, including Intellution, owned by Emerson Electric, GEF Automation, owned by FEF-Fuanuc, Rockwell Software, owned by Rockwell Automation and

Wonderware Corporation, owned by Siebe plc, as well as large PLC and DCS manufacturers that provide similar software along with their hardware products.

         The Company's Xfactory product competes with a number of software suppliers, including GR Software, owned by Genrad Corporation, Consilium owned by Applied Materials, Promis Systems owned by Brooks Automation, Camstar Systems Inc., RWT Corporation, as well as smaller software companies that provide similar software.

         The Company's Smart Manager product competes with a number of software suppliers, including Visual Manufacturing, owned by Lilly Software, Made2Manage, Job Boss Software and Epicor.

         Additionally, certain businesses develop these types of systems internally. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Certain of these organizations also have greater name recognition and a larger installed product base than the Company. The Company's competitors could introduce products in the future with more features and lower prices than the Company's product offerings. These organizations could also bundle existing or new products with other products or systems to compete with the Company. As the market for industrial automation and process control software products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company. Any of these events could have a material adverse effect on the Company's business, prospects, operations and financial condition.

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

INTELLECTUAL PROPERTY

         The Company holds patents in the United States covering control systems that employ the features embodied in its FactoryLink product. The Company has registered its "USDATA," "FactoryLink" and "Xfactory" trademarks with the U.S. Patent and Trademark office, as well as in several foreign countries.

         The Company regards its software as proprietary and attempts to protect it with a combination of patent, copyright, trademark and trade secret law, license agreements, nondisclosure and other contractual provisions and technical measures. The Company requires employees to sign an agreement not to disclose trade secrets and other proprietary information.

         The Company's software products generally are licensed to end-users under a perpetual, non-transferable, nonexclusive license that stipulates which modules can be used and how many concurrent controllers may use them. The Company relies primarily on "shrink wrap" licenses for the protection of its products. A shrink wrap license agreement is a printed and/or electronic license agreement included with the packaged software that sets forth the terms and conditions under which the purchaser can use the product and binds the purchaser by its acceptance and purchase of the software to such terms and conditions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products.

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

         As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs could increasingly become the subject of infringement claims. Although the Company's products have not been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to use the intellectual property rights of such parties. In addition, there can be no assurance that such a license would be available on reasonable terms or at all.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 204 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified. The following persons were executive officers of the Company at December 31, 1999:

Name                   Age     Position
----                   ---     --------
Robert A. Merry        50      President and Chief Executive Officer
Robert L. Drury        53      Vice President, Chief Financial Officer and Treasurer

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

ITEM 2.     PROPERTIES

         The Company leases approximately 50,000 square feet of office space in Richardson, Texas. The lease agreement for this office space was due to expire in 2000. In February 2000, the Company amended the lease to extend the lease term to 2010 and increase leased office space by approximately 30,000 square feet in equal increments by mid-2000 and 2001. The Company leases additional office space in other cities in the United States and in Europe. The Company considers its leased real property adequate for its current and reasonably foreseeable needs. The Company believes that suitable additional or alternative space will be available as needed to accommodate the expansion of corporate operations and additional sales offices.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), has been listed on the Nasdaq National Market since June 16, 1995, under the symbol "USDC." The following table sets forth, on a per share basis for the periods shown, the range of high and low closing prices of the Company's Common Stock compiled from published sources:

                                                      High              Low
                                                     ------            -----
         1999:
         Fourth Quarter                               14.94             3.13
         Third Quarter                                 5.56             3.19
         Second Quarter                                4.13             2.13
         First Quarter                                 4.38             1.94

         1998:
         Fourth Quarter                                4.19             1.00
         Third Quarter                                 5.25             2.81
         Second Quarter                                7.50             4.75
         First Quarter                                 8.44             4.38

         As of December 31, 1999, there were approximately 2,800 beneficial holders of record of the Company's Common Stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses or clearing agencies but include each such brokerage house or clearing agency as one stockholder).

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

ITEM 6.     SELECTED FINANCIAL DATA

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included herein.

                                                                            Years Ended December 31,
                                                             --------------------------------------------------------
                                                               1999        1998        1997        1996        1995
                                                             --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

Revenues                                                     $ 27,045    $ 22,861    $ 22,381    $ 23,885    $ 24,407

Income (loss) from continuing operations                     $ (2,416)   $ (2,094)   $ (3,907)   $ (2,650)   $    760

Net income (loss) applicable to common stockholders          $ (2,583)   $ (3,813)   $ (3,690)   $ (1,056)   $  1,626

Income (loss) per common share from continuing operations:
   Basic and diluted                                         $  (0.22)   $  (0.19)   $  (0.35)   $  (0.24)   $   0.08

BALANCE SHEET DATA
(in thousands)

Total assets                                                 $ 26,867    $ 16,401    $ 19,254    $ 21,717    $ 21,116

Long term debt, including current portion                    $    450          --          --          --          --

Stockholders' equity                                         $ 14,087    $ 10,295    $ 13,873    $ 16,648    $ 17,331


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         USDATA Corporation (the "Company"), is a global supplier of component-based production software that is designed to help customers reduce operating costs, shorten cycle times and improve product quality in their manufacturing operations. The Company's software enables manufacturers to access more accurate and timely information - whether they are on the plant-floor, in the office, or around the globe. The Company's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage. Now in its 25th year, the Company has a strong global presence with more than 45,000 installs located in more than 60 countries throughout the world, 19 offices worldwide and a global network of distribution and support partners.

         Revenues have been generated primarily from licenses of the Company's FactoryLink, Xfactory and Smart Manager software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented approximately 11%, 12% and 11% of revenues during the years ended December 31, 1999, 1998, and 1997, respectively.

         Included in the FactoryLink family of products are versions 6.5 and 6.6, real-time information Windows NT and Windows 98/95 platforms, supporting powerful client access environments and technologies and providing Year 2000 ("Y2K") readiness. In addition, the Company offers FactoryLink WebClient, which provides the ability to view and control any FactoryLink server running Microsoft Windows NT using a simple web browser.

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

         In December 1999, the Company released Xfactory version 1.4 which gives manufacturers of all sizes the ability to track and improve production processes "on the fly." Version 1.4 is intended to deliver unparalleled performance and reliability for even the most demanding, large-scale, production processes.

         In August 1999, the Company acquired the business of Smart Shop Software, Inc. (Idaho), ("Smart Shop") which provides business software for make-to-order small and medium sized manufacturers (see Note 2 "Acquisitions"), principally the Smart Manager software product.

         During 1999, the Company also announced the formation of its new eMake division, which is focused on the "make" or production area of the manufacturing supply chain. Through the eMake division, the Company intends to provide a suite of Internet applications that will include integrated product solutions and real-time visibility across the supply chain. The Company's strategy is to leverage its extensive manufacturing knowledge through Internet applications to help companies maximize their back office production and create the eMake portal for front office visibility into the production operations of the supply chain. Initial product availability is targeted for early to mid 2000 and the Company anticipates that the division initially will focus on horizontal make-to-order solutions for smaller manufacturers and industry solutions for larger-scale automotive and electronics assembly. This division also includes the Smart Shop Software products and operations.

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

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and the Company may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation, the impact of Y2K and the related uncertainties may have on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "Business" in
Part I, Item 1 of this report for a discussion of other important factors that could affect the validity of any such forward-looking statement.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated selected statements of operations data as a percentage of revenues:

                                                                     YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                               1999          1998           1997
                                                             ---------     ---------     ---------
Revenues:
     Product license                                              85.0%         84.6%         77.6%
     Services                                                     15.0%         15.4%         22.4%
                                                             ---------     ---------     ---------
Total revenues                                                   100.0%        100.0%        100.0%
                                                             ---------     ---------     ---------
Operating expenses:
     Selling and product materials                                65.8%         72.5%         78.9%
     Product development                                          10.7%         11.7%         16.0%
     General and administrative                                   23.9%         26.1%         32.9%
     Non-cash compensation                                         2.4%           --            --
     Amortization of intangible assets                             2.2%           --            --
     Purchased in process research and development                 1.8%           --            --
                                                             ---------     ---------     ---------
Total operating expenses                                         106.8%        110.3%        127.8%
                                                             ---------     ---------     ---------

Loss from operations                                              (6.8)%       (10.3)%       (27.8)%
Other income, net                                                  0.4%          0.9%          1.4%
                                                             ---------     ---------     ---------

Loss from continuing operations before income taxes               (6.4)%        (9.4)%       (26.4)%
Income tax (provision) benefit                                    (2.6)%         0.3%          9.0%
                                                             ---------     ---------     ---------
Loss from continuing operations                                   (9.0)%        (9.1)%       (17.4)%
                                                             ---------     ---------     ---------

Discontinued operations:
     Income (loss) from discontinued operations                     --          (1.0)%         1.0%
     Loss on disposal of discontinued operations                    --          (6.6)%          --
                                                             ---------     ---------     ---------
Net loss                                                          (9.0)%       (16.7)%       (16.4)%
Dividends on preferred stock                                      (0.6)%          --            --
                                                             ---------     ---------     ---------
Net loss applicable to common stockholders                        (9.6)%       (16.7)%       (16.4)%
                                                             =========     =========     =========


COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Total revenues for 1999 were $27.0 million, an increase of $4.2 million or 18%, compared to 1998. The increase was primarily a result of a $2.8 million increase in software licensing and support revenue related to the Company's USDATA product division, which includes its FactoryLink and Xfactory product lines, as well as $1.4 million of revenues from the Company's eMake product division. North American and international revenues were 49% and 51%, respectively, of total revenues during 1999. North American and international revenues increased 34% and 6%, respectively, in 1999 compared to 1998.

         Selling and product materials expenses increased $1.2 million or 7% in 1999 compared to 1998. This increase is primarily a result of increased product materials cost of $.3 million, a $.2 million increase in marketing expenses from the Company's USDATA product division and a $.7 million increase in marketing expenses from the Company's eMake product division. Selling and product materials expenses as a percentage of revenues decreased to 65.8% for the year ended December 31, 1999 from 72.5% for the same period in 1998.

         Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, increased $.2 million in 1999 compared to 1998. The increase is attributable to eMake development expenses of $.4 million and development efforts for the Xfactory product line, offset by a decrease in contract engineering development activities related to the

FactoryLink product line. The Company capitalized $2.5 million of development expenses in both 1999 and 1998, primarily related to the next major version of the FactoryLink product.

         General and administrative expenses increased $.5 million or 8% for the year ended December 31, 1999. This increase is primarily attributable to Smart Shop's general and administrative expenses of $.4 million, which are included in the eMake product division. General and administrative expenses as a percentage of revenues decreased to 23.9% for the year ended December 31, 1999 from 26.1% for the same period in 1998, as a significant portion of general and administrative expenses are fixed in nature.

         In connection with the acquisition of Smart Shop, the Company recorded $1.7 million in charges, including non-cash compensation of $659 thousand, amortization of acquired intangible assets of $595 thousand and a charge of $476 thousand to write-off acquired in-process research and development.

         The Company experienced a loss from continuing operations of $2.4 million in 1999 versus a loss of $2.1 million in 1998. The increase in loss from continuing operations was primarily the result of the acquisition related charges of $1.7 million and eMake related costs associated with developing technology, building the infrastructure, start-up and Smart Shop operating expenses.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Total revenues for 1998 were $22.9 million, an increase of $.5 million or 2% compared to 1997. During 1998, the Company's software licensing revenues increased 11% compared to 1997 and overall unit shipments of software licenses increased at an even greater rate, particularly in products for the Microsoft Windows NT and Windows 95 platforms while products for Unix and other operating systems platforms declined compared to the prior year. The net result of this product mix shift was reflected in lower overall average selling prices (ASPs) for the Company's products which partially offset the positive impact of increased unit shipments. However, during the latter part of 1998 the Company's ASPs began to stabilize as over 90% of all unit shipments were for Windows NT and Windows 95 platforms in 1998 compared to 80% in 1997. Revenues from product related consulting declined substantially from 1997 reflecting the Company's decision to refer nearly all such activity to its channel distribution partners. North American revenues decreased by 22% while international revenues increased 34% in 1998 compared to 1997. North American revenues and International revenues were 44% and 56% of total revenues, respectively.

         Selling and product materials expenses as a percent of revenues was 72.5% in 1998. Selling and product materials expenses decreased $1.1 million in 1998 compared to 1997 due to decreased product materials costs of $1.4 million as the result of replacement of printed product documentation with compact disk
(CD) based product documentation and decreased capitalized software development amortization costs resulting from all such capitalized costs being fully amortized except for development costs related to future unreleased products, offset by an increase in marketing activities resulting from the Xfactory product introduction, demonstration CD's, sales collateral material, as well as seminars and travel related to training activities for the Company's channel partners.

         Product development expenses (net of capitalized software development cost), which consisted primarily of labor costs, decreased $.9 million or 25% in 1998 compared to 1997. Actual product development expenditures, including capitalized software development costs of $2.5 million in 1998 and $2.2 million in 1997, decreased $.3 million or 5.6% in 1998 compared to 1997. The development of the double-byte functionality supporting the Japanese, Chinese and Korean languages in 1997 was one of the primary factors in the higher level of spending in 1997 compared to 1998.

         General and administrative costs decreased $1.4 million or 19% in 1998 compared to 1997. As a percent of revenues, general and administrative decreased to 26.1% in 1998 versus 32.9% in 1997. The decrease from 1997 was primarily attributable to decreased provisions for bad debt expenses and organizational restructuring expenses.

         The Company experienced a loss from continuing operations of $2.1 million in 1998 versus a loss of $3.9 million in 1997. The decrease in the loss from continuing operations was primarily generated by an increase of $1.9 million in gross profit due to improved gross profit margins in combination with increased revenues and a decrease of $2.0 million in operating expenses, partially offset by a significant reduction in the tax benefit resulting from the Company's inability to utilize tax net operating loss carrybacks in 1998 compared to 1997.

         Discontinued operations incurred a loss of $1.7 million in 1998 resulting from the loss on disposal and the loss from operations until the date of disposal compared to income of $.2 million in 1997. The loss on disposal and from operations until the date of disposal in 1998 were both affected by declining revenues compared to prior years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided $1.2 million of cash for the year ended December 31, 1999 compared to $.4 million for the same period in 1998, primarily due to improved collections on accounts receivable. Cash used in investing activities was $10.1 million for the year ended December 31, 1999 primarily due to the acquisition of Smart Shop for $6.4 million in cash, plus transaction costs of $.2 million. In addition, the Company invested $1.0 million in capital equipment, primarily computers and equipment, and $2.5 million in capitalized software development costs. The Company received $10.0 million in cash related to the issuance of 1,204,819 shares of its common stock for $5.0 million and 50,000 shares of its Series A preferred stock for $5.0 million.

         The Company's capital asset requirements are generally funded through internally generated funds. The Company anticipates that capital equipment expenditures will be approximately $1.1 million in 2000.

         Working capital was approximately $3.1 million at December 31, 1999, compared with approximately $3.0 million at December 31. 1998.

         On February 8, 2000 and March 24, 2000, the Company received $2.5 million and $2.5 million, respectively, in financings from a wholly owned subsidiary of Safeguard. The Company has not finalized the terms and provisions of these financings.

         The Company's liquidity needs are expected to arise primarily from funding continued development, enhancement and support of its current and new software products, and the related selling and marketing expenses. The Company is in the process of seeking additional public or private debt or equity financing to fund future growth opportunities or acquisitions. No assurance can be given, however, that such debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

YEAR 2000 COMPLIANCE

       The Company has evaluated the Year 2000 ("Y2K") issue and adjusted all known date-sensitive systems and equipment for Y2K compliance. The assessment, remediation and testing phases of the Y2K project are complete. The Company has not encountered any material problems in its critical systems or products subsequent to December 31, 1999 related to the Y2K issue and has not encountered any material problems with its third party vendors and suppliers. The Company will continue to monitor new issues or concerns relative to Y2K.

       To date, the Company has not incurred any material costs of compliance with Y2K for its internal IT and non-IT computer systems. For primarily operational purposes, the Company had been upgrading PCs and individual applications running thereon throughout 1999, 1998 and 1997. The Company's internal resources performed virtually all of the Y2K readiness issues and the Company plans to use its internal resources to address any issues that may yet arise.

       Although the Company to date has not experienced any significant problems associated with Y2K, the Company cannot be certain that unexpected Y2K compliance problems of its products, computer systems or the systems of its vendors, customers and service providers, will not occur. Any such problems could have a material adverse affect on the Company's business, financial condition or operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, which is effective for fiscal years beginning after June 15, 2000. Earlier application for certain provisions of this standard is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $276,000. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 11, 1999, we dismissed PricewaterhouseCoopers LLP as our independent accountants and engaged KPMG LLP as our independent accountants. We have retained KPMG LLP for the current year ending December 31, 2000. Our Audit Committee participated in and approved the decision to change independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through November 11, 1999, we have had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. PricewaterhouseCoopers LLP furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of the letter, dated November 15, 1999, is filed as Exhibit 16 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 11, 1999.

         A representative of KPMG LLP is expected to be present at the annual meeting and will have an opportunity at the meeting to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I in accordance with General Instruction G(3)), is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held in May 2000, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year (the "Proxy Statement").

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

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         Independent Auditors' Report for the Year Ended
                  December 31, 1999                                                     F-1

         Report of Independent Accountants for the Years Ended
                  December 31, 1998 and 1997                                            F-2

         Consolidated Balance Sheets as of
                  December 31, 1999 and 1998                                            F-3

         Consolidated Statements of Operations and Comprehensive Income
                  for the Years Ended December 31, 1999, 1998 and 1997                  F-4

         Consolidated Statements of Stockholders' Equity for the Years Ended
                  December 31, 1999, 1998 and 1997                                      F-5

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998 and 1997                                      F-6

         Notes to Consolidated Financial Statements                                     F-7

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                                F-19

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)      REPORTS ON FORM 8-K

                  On October 20, 1999, the Company filed an Amended Current Report on Form 8-K to include financial information relating to a Current Report on Form 8-K on August 16, 1999.

                  On November 16, 1999, the Company filed a Current Report on Form 8-K to announce the Company's change in independent accountants.

(c)      EXHIBITS
         Exhibit No.       Description

             3.1 Certificate of Incorporation of the Company, as amended.#
             3.2           By-laws of the Company.*
             4.1           Specimen stock certificate representing the Common
                           Stock.***
             4.2           Specimen stock certificate representing the Preferred
                           Stock.#
            10.1           1982 Incentive Stock Option Plan.*
            10.2           1992 Incentive and Nonstatutory Option Plan.*
            10.3           1994 Equity Compensation Plan, as amended.*
            10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*
            10.8 Administrative Services Agreement between Safeguard Scientifics, Inc. and the Company.***

          10.9 First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley Properties, Inc. and the Company.****
          10.10 Stock Purchase Agreement, dated August 6, 1999, by and between the Company and Safeguard Delaware, Inc.#
          10.11 Investors' Rights Agreement, dated August 6, 1999, by and among the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc.#
          11.1 Statement regarding computation of earnings per share.#
          21.1             Subsidiaries of the Registrant.*
          23.1             Consent of KPMG LLP.#
          23.2             Consent of PricewaterhouseCoopers LLP.#
          24.1             Power of Attorney (included on signature page).
          27.1             Financial data schedule. (EDGAR version only).

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

                          INDEPENDENT AUDITORS' REPORT


THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
USDATA CORPORATION:

         We have audited the accompanying consolidated balance sheet of USDATA Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USDATA Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                   KPMG LLP


Dallas, Texas
February 12, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF USDATA CORPORATION

In our opinion, the consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows listed in the index appearing under Item 14 (a) (1) and (2) on page 16 present fairly, in all material respects, the financial position of USDATA Corporation and its subsidiaries (the "Company") at December 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                      PricewaterhouseCoopers LLP

Dallas, Texas
February 12, 1999

                       USDATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                DECEMBER 31,
                                                                          ------------------------
                                                                             1999          1998
                                                                          ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                                               $    2,962    $    1,980
  Accounts receivable, net of allowance for doubtful
     accounts of $453 and $1,150, respectively                                 6,626         6,095
  Deferred income taxes                                                           --           533
  Other current assets                                                           727           475
                                                                          ----------    ----------
             Total current assets                                             10,315         9,083
                                                                          ----------    ----------

Property and equipment, net                                                    2,162         1,825
Capitalized computer software development costs, net                           6,645         4,127
Software held for resale, net                                                  1,079         1,286
Cost in excess of fair value of tangible net assets purchased, net             4,742            --
Intangible and other assets                                                    1,924            80
                                                                          ----------    ----------
             Total assets                                                 $   26,867    $   16,401
                                                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    1,746    $      755
  Deferred revenue                                                             2,170         2,005
  Accrued compensation and benefits                                            2,226         1,274
  Short-term and current portion of long-term debt                                62            --
  Other accrued liabilities                                                    1,021         2,072
                                                                          ----------    ----------
             Total current liabilities                                         7,225         6,106
                                                                          ----------    ----------
Long-term debt, less current portion                                             388            --
                                                                          ----------    ----------
             Total liabilities                                                 7,613         6,106
                                                                          ----------    ----------

Commitments and contingencies

Redeemable Convertible Preferred Stock, Series A, $.01 par value, with a redemption and liquidation value of $103 per share,
   100,000 shares authorized; 50,000 shares issued and outstanding             5,167            --

Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares authorized;
     none issued                                                                  --            --
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 15,625,951 issued in 1999 and 14,343,550
    issued in 1998                                                               156           143
  Additional paid-in capital                                                  21,952        16,534
  Deferred compensation                                                       (1,278)           --
  Retained earnings                                                            2,523         5,106
  Treasury stock at cost, 2,452,316 shares in 1999
     and 3,106,184 shares in 1998                                             (8,434)      (10,929)
Accumulated other comprehensive loss                                            (832)         (559)
                                                                          ----------    ----------
             Total stockholders' equity                                       14,087        10,295
                                                                          ----------    ----------
             Total liabilities and stockholders' equity                   $   26,867    $   16,401
                                                                          ==========    ==========

See accompanying notes to consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (In thousands, except per share data)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1999          1998          1997
                                                                     ----------    ----------    ----------
Revenues:
     Product license                                                 $   22,990    $   19,330    $   17,378
     Services                                                             4,055         3,531         5,003
                                                                     ----------    ----------    ----------
Total revenues                                                           27,045        22,861        22,381
                                                                     ----------    ----------    ----------
Operating expenses:
     Selling and product materials                                       17,784        16,574        17,664
     Product development                                                  2,901         2,684         3,574
     General and administrative                                           6,452         5,962         7,372
     Non-cash stock compensation                                            659            --            --
     Amortization of intangible assets                                      595            --            --
     Purchased in process research and development                          476            --            --
                                                                     ----------    ----------    ----------
Total operating expenses                                                 28,867        25,220        28,610
                                                                     ----------    ----------    ----------
Loss from operations                                                     (1,822)       (2,359)       (6,229)
Other income, net                                                           114           198           310
                                                                     ----------    ----------    ----------
Loss from continuing operations before income taxes                      (1,708)       (2,161)       (5,919)
Income tax (provision) benefit                                             (708)           67         2,012
                                                                     ----------    ----------    ----------
Loss from continuing operations                                          (2,416)       (2,094)       (3,907)
Discontinued operations:
     Income (loss) from discontinued operations
          (net of income taxes of $0, and $112, respectively)                --          (219)          217
     Loss on disposal of discontinued operations,
          including operating losses of $250                                 --        (1,500)           --
                                                                     ----------    ----------    ----------
Net loss                                                                 (2,416)       (3,813)       (3,690)
Dividends on preferred stock                                               (167)           --            --
                                                                     ----------    ----------    ----------
Net loss applicable to common stockholders                           $   (2,583)   $   (3,813)   $   (3,690)
                                                                     ==========    ==========    ==========
Other comprehensive loss:
     Foreign currency translation adjustment                               (273)         (559)           --
                                                                     ----------    ----------    ----------
Comprehensive loss                                                   $   (2,856)   $   (4,372)   $   (3,690)
                                                                     ==========    ==========    ==========
Earnings per common share:
     Basic and diluted
        Loss from continuing operations                              $    (0.22)   $    (0.19)   $    (0.35)
        Income (loss) from discontinued operations                           --         (0.15)         0.02
                                                                     ----------    ----------    ----------
        Net loss per common share                                    $    (0.22)   $    (0.34)   $    (0.33)
                                                                     ==========    ==========    ==========
     Weighted average shares outstanding:
        Basic and diluted                                                11,849        11,196        11,066
                                                                     ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                           Common Stock       Additional  Subscription    Deferred                 Treasury Stock
                                       ---------------------   Paid-in     Receivable       Stock     Retained  -------------------
                                        Shares       Amount    Capital    from Officer  Compensation  Earnings   Shares     Amount
                                       ---------    --------  ----------  ------------  ------------  --------  --------   --------
Balance, at
  December 31, 1996                       14,343    $    143  $   16,282  $     (1,095) $         --  $ 12,609    (3,288)  $(11,291)
     Exercise of stock options                                        83                                             240        696
     Termination of subscription
       receivable from officer                                                   1,095                              (274)      (959)
     Net loss                                                                                           (3,690)
                                       ---------    --------  ----------  ------------  ------------  --------  --------   --------

Balance, at
  December 31, 1997                       14,343         143      16,365            --                   8,919    (3,322)   (11,554)
     Exercise of stock options                                       169                                             216        625
     Net loss                                                                                           (3,813)
      Foreign currency translation
         adjustment
                                       ---------    --------  ----------  ------------  ------------  --------  --------   --------
 Balance, at
   December 31, 1998                      14,343         143      16,534            --                   5,106    (3,106)   (10,929)
     Exercise of stock options                                        12                                              52        184
     Exercise of common stock warrants        78           1          77                                             (22)       (78)
     Issuance of common stock              1,205          12       5,173                                             668      2,545
     Deferred compensation                                                                    (1,278)
     Acquisition of common stock                                     156                                             (44)      (156)
     Net loss                                                                                           (2,416)
     Preferred stock dividends                                                                            (167)
     Foreign currency translation
        adjustment
                                       ---------    --------  ----------  ------------  ------------  --------  --------   --------
 Balance, at
   December 31, 1999                      15,626    $    156  $   21,952            --  $     (1,278) $  2,523    (2,452)  $ (8,434)
                                       =========    ========  ==========  ============  ============  ========  ========   ========

                                         Accumulated
                                            Other          Total
                                        Comprehensive  Stockholders'
                                            Loss           Equity
                                        -------------  -------------
Balance, at
  December 31, 1996                     $          --  $      16,648
     Exercise of stock options                                   779
     Termination of subscription
       receivable from officer                                   136
     Net loss                                                 (3,690)
                                        -------------  -------------

Balance, at
  December 31, 1997                                           13,873
     Exercise of stock options                                   794
     Net loss                                                 (3,813)
      Foreign currency translation
         adjustment                              (559)          (559)
                                        -------------  -------------
 Balance, at
   December 31, 1998                             (559)        10,295
     Exercise of stock options                                   196
     Exercise of common stock warrants                            --
     Issuance of common stock                                  7,730
     Deferred compensation                                    (1,278)
     Acquisition of common stock                                  --
     Net loss                                                 (2,416)
     Preferred stock dividends                                  (167)
     Foreign currency translation
        adjustment                              (273)          (273)
                                        -------------  -------------
 Balance, at
   December 31, 1999                    $        (832) $      14,087
                                        =============  =============


See accompanying notes to the consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                     1999           1998           1997
                                                                  -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                          $    (2,416)   $    (3,813)   $    (3,690)
   Adjustments to reconcile net loss
   to net cash provided by operating activities:
       Depreciation and amortization                                    1,687          1,448          2,633
       Non-cash compensation                                              659             --             --
       Purchased in process research and development                      476             --             --
       Loss on disposal                                                    --          1,719             --
       Changes in assets and liabilities net of working
          capital adjustments for acquisition:
              Accounts receivable                                          39         (1,522)         2,280
              Income tax receivable                                        --             --          1,050
              Deferred income taxes                                       533          1,083         (1,023)
              Other - net                                                (108)            74            268
              Accounts payable and accrued liabilities                    223            387             72
              Accrued compensation and benefits                           871            319            342
              Deferred revenue                                           (765)           748           (309)
                                                                  -----------    -----------    -----------
              Net cash provided by operating activities                 1,199            443          1,623
                                                                  -----------    -----------    -----------
Cash flows from investing activities:
       Capital expenditures                                            (1,047)          (536)        (1,263)
       Acquisition                                                     (6,560)            --             --
       Capitalized software development costs                          (2,518)        (2,549)        (2,160)
       Software held for resale                                            --         (1,345)            --
       Proceeds from sale of discontinued operation                        --            300             --
                                                                  -----------    -----------    -----------
              Net cash used in investing activities                   (10,125)        (4,130)        (3,423)
                                                                  -----------    -----------    -----------
Cash flows from financing activities:
       Proceeds from issuance of common shares                          5,196            794            779
       Proceeds from issuance of Series A preferred shares              5,000             --             --
       Payments on long-term debt and capital leases                      (15)            (5)           (56)
                                                                  -----------    -----------    -----------
              Net cash provided by financing activities                10,181            789            723
                                                                  -----------    -----------    -----------
Cash flows from discontinued operations                                    --            233           (117)
                                                                  -----------    -----------    -----------
Effect of exchange rate changes on cash                                  (273)          (559)            --
                                                                  -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                      982         (3,224)        (1,194)
Cash and cash equivalents, beginning of period                          1,980          5,204          6,398
                                                                  -----------    -----------    -----------
Cash and cash equivalents, end of period                          $     2,962    $     1,980    $     5,204
                                                                  ===========    ===========    ===========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
              Interest                                            $        14    $        --    $        --
              Income taxes                                        $        --    $        16    $        25
                                                                  ===========    ===========    ===========

See accompanying notes to the consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

          USDATA Corporation (the "Company") is a global supplier of component-based production software that is designed to help customers reduce operating costs, shorten cycle times and improve product quality in their manufacturing operations. The Company's software enables manufacturers to access more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. The Company's solutions span the full range of manufacturing, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage. The Company provides this knowledge through software products and services and delivers it through a community of business partners. The Company has channel support locations throughout the United States and Europe. The Company's distributors have sales locations throughout North and South America, Europe, the Far East and the Middle East.

          The Company's family of software products, marketed under the names of FactoryLink, Xfactory, Connector, Analysis and Smart Manager provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.


RECLASSIFICATIONS AND BASIS OF PRESENTATION

       Certain prior year balances have been reclassified to conform to the 1999 presentation.

USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in preparation of these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with maturities of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

       Property and equipment are stated at original cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and major betterments and replacements are capitalized. Depreciation is provided in amounts which amortize costs over the estimated useful lives of the related assets, generally three to five years, utilizing the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective leases or estimated useful life of the improvement.

CAPITALIZED SOFTWARE

       Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. The total computer software development costs capitalized for 1999, 1998 and 1997 were $2.5 million, $2.5 million, and $2.2 million, respectively. The total costs amortized and charged to operations for 1998 and 1997 were $.4 million and $1.4 million, respectively. No costs were amortized in 1999.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SOFTWARE HELD FOR RESALE

         In 1998, the Company purchased the underlying source code for a certain software product, which is held for resale in the ordinary course of business. The original purchase costs of such software were capitalized and are being amortized utilizing the straight-line method over the estimated economic life of three years. Total costs amortized and charged to cost of sales for 1999 and 1998 were $237 thousand and $59 thousand, respectively.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESS ACQUIRED

         The excess of cost over fair value of net assets of business acquired is being amortized on a straight-line basis over a period of 5 years. Accumulated amortization was $427 thousand at December 31, 1999. The Company continually evaluates the excess of cost over fair value of net assets of businesses acquired for indications of impairment based on the forecasted undiscounted cash flow from the related business activity. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of excess cost over fair value of net assets of business acquired will be impacted if estimated future operating cash flows are not achieved. The Company believes that no such impairment has occurred and that no reduction in estimated useful lives is warranted.

INTANGIBLE AND OTHER ASSETS

         Intangible and other assets includes identifiable intangible assets acquired, consisting of $1.7 million in developed technology, less accumulated amortization of $147 thousand, and $251 thousand in assembled work force, less $21 thousand in accumulated amortization, at December 31, 1999. These intangible assets are amortized on a straight-line basis over the expected useful lives of the assets of five years.

IMPAIRMENT OF LONG-LIVED ASSETS

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

REVENUE RECOGNITION

         Revenue from the licensing of software products is generally recognized when the following criteria have been met: (a) a written contract for the license of software has been executed, (b) the Company has delivered the product to the customer, (c) the license fee is fixed or determinable, and (d) collectibility of the resulting receivable is deemed probable. Revenue from software support maintenance agreements is recognized ratably over the contract term, generally not exceeding one year. Sales return rights are provided to certain customers, under specified conditions. Revenues are presented net of estimated returns, which historically have not been significant.

STOCK-BASED COMPENSATION

       In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which gives companies the option to adopt the fair value method for expense recognition of employee stock options and other stock-based awards or to continue to account for such items using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosure of net income as if the fair value method had been applied.

The Company has elected to continue to apply APB 25 for stock options and other stock based awards and has disclosed pro forma net income (loss) as if the fair value method had been applied.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

INCOME TAXES

       Income taxes are accounted for under the asset and liability method. This method results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS

       The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's bank note payable at December 31, 1999 approximates fair value as this note payable bears interest at market rates.

NET LOSS PER SHARE OF COMMON STOCK

        Net loss per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings(loss) per share when their inclusion would be antidilutive.

       Options to purchase 1.7 million, 1.2 million, and 1.2 million shares of common stock for 1999, 1998 and 1997, respectively, and warrants to acquire 0.7 million, 0.8 million and 0.8 million shares of common stock for 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share as their impact would be antidilutive.

FOREIGN CURRENCY TRANSLATION

         The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates statement of operations amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statements of operations.

CONCENTRATION OF CREDIT RISK

         The Company licenses software and provides services to established companies. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses. At December 31, 1999, the Company had two customers with outstanding accounts receivable balances of approximately $1.3 million and $1.7 million, respectively. In addition, these customers represented approximately 18% and 6%, respectively, of the Company's revenues for 1999. At December 31, 1998, the Company had one customer with an outstanding accounts receivable balance of approximately $1.2 million. This customer represented approximately 18% and 13% of the Company's revenues for 1998 and 1997, respectively.

2.       ACQUISITION

         On August 6, 1999, the Company completed its acquisition of substantially all of the assets and certain liabilities of Smart Shop Software, Inc. ("Smart Shop") for $6.4 million in cash, plus transaction costs of $.2 million. This acquisition has been accounted for under the purchase method of accounting. The excess purchase price over the estimated fair value of net tangible assets has been allocated to various intangible assets, consisting of developed technology of $1.8 million, assembled work force of $251 thousand and goodwill of $5.2 million, all of which are being amortized to expense on a

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
straight-line basis over 5 years. Accumulated amortization at December 31, 1999 was $147 thousand, $21 thousand and $427 thousand, respectively. In addition, $476 thousand of the purchase price was allocated to in-process research and development costs. In-process research and development relates to several of Smart Shop's research and development projects at various stages of development related to Smart Manager 7.0, on which version Smart Shop began development in March 1999. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development efforts, resulting net cash flows from Smart Manager
7.0 and the discounting of such cash flows back to their present value. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition of August 6, 1999.

         In connection with the acquisition, the Company also issued 500,000 shares of common stock to certain former shareholders of Smart Shop who became employees of the Company. The shares of common stock are held in escrow as collateral for performance under the purchase agreement and shall be released from escrow to the shareholders in six tranches each six months following the closing date of August 6, 1999. In connection with these shares, deferred stock compensation of $1.9 million was recorded in stockholders' equity. The deferred stock compensation is being recognized as compensation expense over 36 months, as the restrictions lapse. The Company recorded a non-cash compensation charge of $659 thousand for the period ended December 31, 1999 related to the initial amortization of this compensation charge.

         The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had occurred on January 1, 1999 and on January 1, 1998 and excludes the write-off of acquired in-process research and development.

(in thousands, except per share amounts)            Year Ended December 31,
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
                                                          (unaudited)
Revenues                                            $ 28,673       $ 25,255
Net loss applicable to common stock                 $ (3,901)      $ (7,544)
Net loss per share:
   Basic and diluted                                $  (0.33)      $  (0.61)
                                                    ========       ========

3.    PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31, 1999 and 1998 were as follows:


(in thousands)                           1999        1998
                                       --------    --------
Equipment                              $  6,697    $  6,151
Software                                  1,154       1,115
Furniture and fixtures                      554         384
Leasehold improvements                       42         178
Vehicles                                     16         256
Assets under capital leases                  85         185
                                       --------    --------
                                          8,548       8,269
 Accumulated depreciation
    and amortization                     (6,386)     (6,444)
                                       --------    --------

Net property and equipment             $  2,162    $  1,825
                                       ========    ========

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.    DEBT

         In conjunction with the acquisition described in Note 2, the Company, through its wholly owned subsidiary, assumed a promissory note with a bank in the amount of $297 thousand of which $276 thousand was outstanding at December 31, 1999. The note agreement requires monthly installments of $7 thousand including interest at the bank prime rate plus 1.5% (10% at December 31, 1999). The note is collateralized by all accounts receivable, inventory, general intangibles, equipment and fixtures of the wholly-owned subsidiary. The promissory note is guaranteed by the Company and the final payment of the outstanding balance is due in August 2003. Interest paid in 1999 totaled $10 thousand.

         In connection with the Smart Shop acquisition, the Company assumed a $174 thousand noninterest-bearing note payable to a former Smart Shop shareholder. The note is due in its entirety on August 5, 2005.

5.    INCOME TAXES

         The components of loss before income taxes including discontinued operations for the years ended December 31, 1999, 1998 and 1997 included the following:

(in thousands)                1999         1998         1997
                          ----------   ----------   ----------
United States             $   (1,708)  $   (3,888)  $   (5,591)
Foreign                           --            8            1
                          ----------   ----------   ----------
                          $   (1,708)  $   (3,880)  $   (5,590)
                          ==========   ==========   ==========


         The components of income tax benefit (expense) for the years ended December 31, 1999, 1998 and 1997 are as follows:

(in thousands)                           1999           1998           1997
                                      -----------    -----------    -----------
Current:
  Federal                             $        --    $     1,482    $       801
  State                                        --            174             --
  Foreign                                    (175)            --             --
                                      -----------    -----------    -----------
                                             (175)         1,656            801
                                      -----------    -----------    -----------
Deferred:
  Federal                                    (484)        (1,518)         1,099
  State                                       (49)           (71)
                                      -----------    -----------    -----------
                                             (533)        (1,589)         1,099
                                      -----------    -----------    -----------
  Income tax (expense) benefit        $      (708)   $        67    $     1,900
                                      ===========    ===========    ===========

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Benefit (provision) for income taxes differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 34% to loss before taxes as a result of the following for the years ended December 31, 1999, 1998 and 1997:

(in thousands)                           1999          1998          1997
                                      ----------    ----------    ----------
Expected tax benefit                  $      581    $    1,316    $    1,900
Research and development
 credit                                       --           201            --
State taxes, net of federal
 benefit                                      --            68            --
Change in valuation allowance             (1,024)       (1,521)           --
Change in prior year estimate               (175)           --            --
Other                                        (90)            3            --
                                      ----------    ----------    ----------
Income tax (provision) benefit        $     (708)   $       67    $    1,900
                                      ==========    ==========    ==========


The components of the net deferred tax asset at December 31, 1999 and 1998 were as follows:



(in thousands)                                      1999       1998
                                                  --------   --------
Deferred taxes from continuing operations:
   Deferred tax assets:
      Net operating loss                          $  4,160   $  2,698
      Allowance for doubtful accounts                  169        430
      Accrued benefits                                  40        153
      Credits                                          506        506
      Intangible assets                                321
      Compensation                                     247
      Other                                            137         65
      Valuation allowance                           (2,545)    (1,521)
                                                  --------   --------
                                                  $  3,035   $  2,331
                                                  ========   ========
   Deferred tax liabilities:
      Depreciation                                     308        253
      Capitalized software                           2,622      1,545
      Other                                            105         --
                                                  --------   --------
                                                  $  3,035   $  1,798
                                                  ========   ========


         At December 31, 1999, the Company had net operating loss carryforwards of approximately $11.1 million, which will expire beginning in 2018.

         In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, the Company has fully reserved all deferred tax assets to the extent such assets exceed deferred tax liabilities.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.     DISCONTINUED OPERATIONS


         Effective July 1, 1998, the Company sold its Auto ID hardware integration and servicing business ("Systems Operations"). In conjunction therewith, during the first quarter of 1998, the Company reported a loss of $1.25 million related to the disposal thereof and $469 thousand related to operations through the date of disposal. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the Software Operations with the net results of the Systems Operations reported on its statements of operations under the caption "Discontinued Operations". Revenues related to the Systems Operations were $3.1 million and $12.9 million for the years ended December 31, 1998 and 1997, respectively.

7.     STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK

         The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to 2.2 million shares of preferred stock in one or more series and to fix the rights and preferences of each series. In 1999, the board of directors designated 100,000 shares of authorized but unissued preferred stock as Series A convertible preferred stock.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On August 6, 1999, the Company issued through a private placement 50,000 shares of the Company's Series A convertible Preferred Stock for $5.0 million to a wholly-owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary shareholder. The Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $100 per share plus cumulative dividends and interest. The Company is obligated to redeem the shares at $100 per share plus accumulated dividends and interest at any time after December 31, 2002. Dividends on the Series A Preferred Stock are cumulative and payable at a rate of $8.00 per share per annum and in preference to any dividends on the Company's common stock. Cumulative dividends are interest bearing. The preferred stock is convertible at any time into shares of common stock of the Company or into shares of common stock of any majority owned subsidiary of the Company, at the election of the holder at a conversion rate of $4.65 per share of common stock. At December 31, 1999, the aggregate redemption value was $5,167 thousand based on cumulative dividends and interest of $167 thousand.

WARRANTS TO PURCHASE COMMON STOCK

         In 1994, the Company issued warrants to Safeguard and a director of the Company to purchase common stock of the Company. The warrants entitled Safeguard and the director to purchase 698,238 and 77,582 shares, respectively, of common stock of the Company at an exercise price of $3.02 per share. These warrants expire in November 2001. In December 1999, the director exercised his warrant to purchase 77,582 shares of the Company's common stock. Warrants to purchase 698,238 shares of common stock are outstanding at December 31, 1999.

8.   EQUITY COMPENSATION PLANS

         In 1994, the Company adopted the 1994 Equity Compensation Plan (the 1994 Plan), which provides for stock options to be granted to employees, independent contractors and directors. The 1994 Plan was amended in 1999 to provide for the issuance of up to 2,500,000 shares of common stock pursuant to the grant of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SARs) and restricted stock awards. Options issued under the 1994 Plan generally vest over a four-year period and are exercisable up to eight years from the date of grant at a price per share equal to the fair market value of the underlying stock on the date of grant. The 1994 Plan also authorizes an automatic grant of options to purchase 15,000 shares of common stock to certain eligible directors upon initial election to the board of directors and a further grant of options to purchase 3,000 shares of common stock following the completion of each two-year period of service. Options granted to directors have a eight-year term and vest over four years. At December 31, 1999, there were 253,000 shares available for future grant under the 1994 Plan.

         The Company applies APB Opinion No. 25 in accounting for its stock option grants under these plans, which are described above. Accordingly, no compensation cost has been recognized for its stock option plans. If

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


compensation cost for the Company's stock option plans had been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the method provided by SFAS 123, the Company's net loss and related per share amounts would have been reflected by the following pro forma amounts for the years ended December 31, 1999, 1998 and 1997:

(in thousands)                                                     1999        1998        1997
                                                                 --------    --------    --------
Net loss applicable to common stockholders    As reported        $ (2,583)   $ (3,813)   $ (3,690)
                                              Pro forma            (3,405)     (4,536)     (3,908)

Basic and diluted net loss per share          As reported           (0.22)      (0.34)      (0.33)
                                              Pro forma             (0.29)      (0.40)      (0.35)
                                                                 ========    ========    ========


       The pro forma net loss reflects only options granted since January 1, 1995. Compensation cost is reflected over the options' vesting period.

       The grant date per share weighted average value of stock options granted by the Company during the years ended December 31, 1999, 1998 and 1997 was $4.02, $3.07 and $2.70, respectively.

         The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Scholes option-pricing model:

                                         1999             1998             1997
                                     -----------      -----------      ----------
Dividend yield                            0                0                0
Expected volatility                      95%              75%              64%
Risk-free rate of return             5.3% to 6.6%     4.4% to 5.8%     5.9% to 6.5%
Expected option life                   5 years          5 years          5 years
                                     ===========      ===========      ===========


Option activity under the Company's Plans is summarized as follows:

(in thousands, except share prices)                      1999                   1998                 1997
                                                 --------------------------------------------------------------------
                                                              Weighted              Weighted              Weighted
                                                              Average               Average               Average
                                                              Exercise              Exercise              Exercise
                                                  Shares        Price      Shares     Price    Shares       Price
                                                 --------    ----------   --------  --------  --------    ----------
Outstanding at beginning of period                  1,162    $     4.23      1,233  $   4.37     1,129    $     4.82
Options granted                                       573          3.57        404      4.72       800          4.38
Options exercised, expired and canceled               (83)         4.41       (475)     4.80      (696)         5.12
                                                 --------    ----------   --------  --------  --------    ----------
Outstanding at end of period                        1,652    $     4.02      1,162  $   4.23     1,233    $     4.37
                                                 --------    ----------   --------  --------  --------    ----------

Options exercisable at year-end                       504                      296                 316
Shares available for future grant                     253                      295                 440

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following summarizes information about the Company's stock options outstanding at December 31, 1999 (in thousands, except share prices):

                                       Options Outstanding                            Options Exercisable
                       -----------------------------------------------------     ----------------------------
                                           Weighted Avg.
                                            Remaining
                         Number          Contractual Life      Weighted Avg.       Number       Weighted Avg.
 Range of Exercise     Outstanding          (in years)        Exercise Price     Exercisable   Exercise Price
-------------------    -----------       ----------------     --------------     -----------   --------------
$  2.50    -  $3.50            481             6.4                    $ 3.10             100           $ 3.50
$  3.63    -  $3.94            478             6.0                      3.87             196             3.85
$  4.00    -  $4.88            624             6.7                      4.49             174             4.46
$  5.00    -  $8.88             67             5.4                      6.34              34             5.99
$12.63    -  $13.56              2             7.9                     13.37               0               --
                       -----------                                               -----------
                             1,652             6.3                      4.02             504             4.14
                       ===========                                               ===========

9.    RETIREMENT PLAN

         The Company maintains a discretionary defined contribution plan covering substantially all employees. During the years ended December 31, 1999, 1998 and 1997, the Company made contributions of approximately $.1 million, $89 thousand and $.1 million, respectively, to this plan.

10.   RELATED PARTY TRANSACTIONS

         Safeguard Scientifics, Inc. "Safeguard" owns approximately 40% of the Company's outstanding common stock, on a fully diluted basis. Effective January 1, 1995, the Company and Safeguard entered into an administrative service agreement whereby Safeguard provides the Company with business and organizational strategy, legal and investment management, and merchant and investment banking services. The agreement provides for the payment of an administrative service fee of $30 thousand per month. The initial agreement expired on December 31, 1995, and is renewed annually on a year to year basis. General and administrative expense on the consolidated statements of operations includes $.4 million of such administrative service fees for the years ended December 31, 1999, 1998 and 1997. Additionally, in 1999 the Company paid $48 thousand for legal fees and in 1998 the Company paid $75 thousand for consulting services to Safeguard, which were not covered by this agreement.

         The manager of the Company's European operations is also the managing director of the Company's largest distributor in the United Kingdom. Effective February 1996, the Company entered into a distribution agreement with this distributor to which, in general, the Company sells products at discounts from list price representative of discounts given to similar distributors. Consolidated revenues includes $1.3 million, $1.1 million and $.5 million of sales to this distributor for the years ended December 31, 1999, 1998 and 1997, respectively. Accounts receivable from this customer were $291 thousand and $372 thousand at December 31, 1999 and 1998, respectively. The Company has also entered into a shared facility arrangement, in which certain office space and equipment are shared between the distributor and the Company's European Headquarters.

         In August 1999, the Company issued through a private placement 1,204,819 shares of the Company's common stock for $5.0 million and 50,000 shares of the Company's Series A convertible preferred stock for $5.0 million to a wholly owned subsidiary of Safeguard.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.      EXPORT REVENUES

         Included in the consolidated statements of operations are export revenues aggregating $15.1 million, $15.4 million and $9.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. These revenues were made primarily in Europe and, to a lesser extent, Canada, Latin America and Asia.

12.   COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases office space, equipment and automobiles under non-cancelable capital and operating lease agreements which expire at various dates through the year 2010. Assets recorded under capital leases, primarily equipment, were $85 thousand and $185 thousand at December 31, 1999 and 1998, respectively and the related accumulated amortization was $56 thousand and $185 thousand at December 31, 1999 and 1998, respectively. Amortization of capital lease assets of $12 thousand, $8 thousand, and $59 thousand was included in depreciation expense for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum payments under capital lease obligations are not significant.

         Future minimum lease payments at December 31, 1999 under operating leases were as follows (in thousands):

2000                                      $  1,393
2001                                         2,032
2002                                         1,917
2003                                         1,828
2004                                         1,719
Thereafter                                   9,481
                                          --------
Total minimum lease commitments           $ 18,370
                                          ========

         Total rent expense charged to earnings was approximately $1.2 million, $1.0 million and $1.3 million during the years ended December 31, 1999, 1998 and 1997, respectively.

OTHER

         The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

13.    SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

           The Company defines its operations as operating segments based on two distinct product divisions - the USDATA product division, which includes its FactoryLink and Xfactory product lines, and the eMake product division, which develops and distributes internet applications that deliver integrated production solutions and real-time visibility across the supply chain and includes the Company's recently acquired Smart Shop unit. The Company uses revenues and income (loss) from continuing operations, which consists of revenues less operating expenses, to measure segment operations.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following summarizes information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                               Year Ended December 31,
                                       --------------------------------------
(in thousands)                            1999          1998          1997
                                       ----------    ----------    ----------
Revenues:
     USDATA Division                   $   25,634    $   22,861    $   22,381
     eMake Division                         1,411            --            --
                                       ----------    ----------    ----------
                                       $   27,045    $   22,861    $   22,381
                                       ==========    ==========    ==========

Income (loss) from operations:
     USDATA Division                   $    3,361    $   (2,359)   $   (6,229)
     eMake Division                        (5,183)           --            --
                                       ----------    ----------    ----------
                                           (1,822)       (2,359)       (6,229)
Other income, net                             114           198           310
                                       ----------    ----------    ----------
Loss from continuing operations before
  income taxes                         $   (1,708)   $   (2,161)   $   (5,919)
                                       ==========    ==========    ==========

Depreciation and amortization:
     USDATA Division                   $    1,045    $    1,448    $    2,633
     eMake Division                           642            --            --
                                       ----------    ----------    ----------
                                       $    1,687    $    1,448    $    2,633
                                       ==========    ==========    ==========

Total assets:
     USDATA Division                   $   19,323    $   16,401    $   19,254
     eMake Division                         7,544            --            --
                                       ----------    ----------    ----------
                                       $   26,867    $   16,401    $   19,254
                                       ==========    ==========    ==========

         The pertinent data relating to foreign operations is as follows:

                                                Year Ended December 31,
                                       ------------------------------------
(in thousands)                            1999         1998         1997
                                       ----------   ----------   ----------
Revenues to external customers:
     North America                     $   13,335   $    9,926   $   12,750
     Europe                                12,193       11,550        8,356
     Others                                 1,517        1,385        1,275
                                       ----------   ----------   ----------
                                       $   27,045   $   22,861   $   22,381
                                       ==========   ==========   ==========

Total assets:
     North American                    $   25,914   $   15,660   $   17,850
     Europe                                   953          741        1,404
     Others                                    --           --           --
                                       ----------   ----------   ----------
                                       $   26,867   $   16,401   $   19,254
                                       ==========   ==========   ==========

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.      SUBSEQUENT EVENTS

         On February 8, 2000, the Company received $2.5 million in financing from a wholly owned subsidiary of Safeguard. The Company has not finalized the terms and provisions of this financing.


15.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except share data)

                                                                First       Second        Third         Fourth
1999                                                            Quarter     Quarter      Quarter        Quarter
                                                              ----------   ----------   ----------    ----------
Revenues                                                      $    6,278   $    6,494   $    6,719    $    7,554
                                                              ----------   ----------   ----------    ----------
Income (loss) from continuing operations                             401          473         (854)       (2,436)
Dividends on preferred stock                                          --           --          (63)         (104)
                                                              ----------   ----------   ----------    ----------
   Net income (loss) applicable to common stockholders        $      401   $      473   $     (917)   $   (2,540)
                                                              ==========   ==========   ==========    ==========

Earnings (loss) per common share (Basic and Diluted)          $     0.04   $     0.04   $    (0.08)   $    (0.20)
                                                              ==========   ==========   ==========    ==========
Weighted average shares outstanding:
     Basic                                                        11,261       11,402       12,098        12,615
     Diluted                                                      11,327       11,511       12,098        12,615
                                                              ==========   ==========   ==========    ==========


                                                                First       Second        Third         Fourth
1998                                                            Quarter     Quarter      Quarter        Quarter
                                                              ----------   ----------   ----------    ----------

Revenues                                                      $    5,640   $    5,806   $    4,890    $    6,525
                                                              ----------   ----------   ----------    ----------
Income (loss) from continuing operations                            (446)        (353)      (1,844)          549
Loss from discontinued operations                                 (1,719)          --           --            --
                                                              ----------   ----------   ----------    ----------
   Net income (loss)                                          $   (2,165)  $     (353)  $   (1,844)   $      549
                                                              ==========   ==========   ==========    ==========

Earnings (loss) per common share (Basic and Diluted):
    Income (loss) from continuing operations                  $    (0.04)  $    (0.03)  $    (0.16)   $     0.05
    Loss from discontinued operations                              (0.16)          --           --            --
                                                              ----------   ----------   ----------    ----------
       Net income (loss)                                      $    (0.20)  $    (0.03)  $    (0.16)   $     0.05
                                                              ==========   ==========   ==========    ==========

Weighted average shares outstanding (Basic and Diluted)           11,100       11,211       11,233        11,237
                                                              ==========   ==========   ==========    ==========


         The amounts presented in the 1999 third quarter have been restated from those amounts reported in the Company's 1999 Form 10-Q for the quarter ended September 30, 1999 to reflect the inclusion of the Smart Shop operations from the closing date of the acquisition, August 6, 1999. Amounts previously reported included the Smart Shop operations as of the effective date of the acquisition, July 1, 1999. The third quarter amounts have also been restated to give effect to the amortization of goodwill and other identifiable intangibles over a five-year useful life as opposed to the twenty-year amortization period initially used.

         Earnings per share calculations are based on the weighted average number of shares outstanding in each period; therefore, the sum of the earnings per share amounts for the quarters does not necessarily equal the year-to-date earnings per share.

                       USDATA Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1999, 1998 and 1997


                                        Balance at
                                       beginning of   Charged to    Accounts      Balance at end
Description                                year        expense     Written Off       of year
-----------                            ------------   ----------   -----------    --------------
December 31, 1999
Allowance for doubtful accounts        $  1,150,000   $   36,000   $  (733,000)   $      453,000

December 31, 1998
Allowance for doubtful accounts        $  1,158,000   $  252,000   $  (260,000)   $    1,150,000

December 31, 1997
Allowance for doubtful accounts        $    424,000   $  951,000   $  (217,000)   $    1,158,000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 29th day of March, 2000.

                                               USDATA Corporation
                                               By: /s/ ROBERT A. MERRY
                                                  --------------------------
                                               Robert A. Merry
                                               President, Chief Financial
                                               Officer and Director

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

Signature
/s/ ROBERT A. MERRY                      President, Chief Executive                 March 29, 2000
-------------------------------          Officer (Principal Executive Officer)
Robert A. Merry                          and Director

/s/ ROBERT L. DRURY                      Vice President and Chief Financial         March 29, 2000
-------------------------------          Officer, Treasurer and Secretary
Robert L. Drury                          (Principal Financial and Accounting
                                         Officer)

/s/ MARK D. HOPPER                       Chairman of the Board                      March 29, 2000
-------------------------------
Max D. Hopper

/s/ STEPHEN J. ANDRIOLE, PH.D.           Director                                   March 29, 2000
-------------------------------
Stephen J. Andriole, Ph.D.

/s/ JAMES W. DIXON                       Director                                   March 29, 2000
-------------------------------
James W. Dixon

/s/ JACK L. MESSMAN                      Director                                   March 29, 2000
-------------------------------
Jack L. Messman

/s/ ARTHUR R. SPECTOR                    Director                                   March 29, 2000
-------------------------------
Arthur R. Spector

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  3.1           Certificate of Incorporation of the Company, as amended.#
  3.2           By-laws of the Company.*
  4.1           Specimen stock certificate representing the Common Stock.***
  4.2           Specimen stock certificate representing the Preferred Stock.#
 10.1           1982 Incentive Stock Option Plan.*
 10.2           1992 Incentive and Nonstatutory Option Plan.*
 10.3           1994 Equity Compensation Plan, as amended.*
 10.4           Office Lease Agreement dated as of June 1992, by and between
                Carter - Crowley Properties, Inc. and the Company.*
 10.8           Administrative Services Agreement between Safeguard Scientifics,
                Inc. and the Company.***
 10.9           First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley Properties, Inc. and the
                Company.****
 10.10          Stock Purchase Agreement, dated August 6, 1999, by and between the Company and Safeguard Delaware, Inc.#
 10.11          Investors' Rights Agreement, dated August 6, 1999, by and among the Company, Safeguard Delaware, Inc. and Safeguard Scientifics,
                Inc.#
 11.1           Statement regarding computation of earnings per
                share.#
 21.1           Subsidiaries of the Registrant.*
 23.1           Consent of KPMG LLP.#
 23.2           Consent of PricewaterhouseCoopers LLP.#
 24.1           Power of Attorney (included on signature page).
 27.1           Financial data schedule. (EDGAR version only).

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