Form 10-Q
period 2000-03-31
USDATA CORP
filed 2000-05-15
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                 For the quarterly period ended March 31, 2000

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

Registrant's Telephone Number, Including Area Code: (972) 680-9700
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          Yes [X]                                             No [ ]

                      -------------------------------------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2000

                                                        Number of Shares
                  Class                                    Outstanding

Common Stock, Par Value $.01 Per Share                  13,264,145 shares

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                              Page
                                                                             Number
PART I.           FINANCIAL INFORMATION
                  Item 1. Financial Statements

                          Condensed Consolidated Balance Sheets at
                          March 31, 2000 and December 31,
                          1999                                                 3

                          Condensed Consolidated Statements of
                          Operations and Comprehensive Income (Loss)
                          for the Three Months Ended
                          March 31, 2000 and 1999                              4

                          Condensed Consolidated Statements of
                          Cash Flows for the Three Months Ended
                          March 31, 2000 and 1999                              5

                          Notes to Condensed Consolidated Financial
                          Statements                                           6

                  Item 2. Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                           8

                  Item 3. Quantitative and Qualitative Disclosures about
                          Market Risk                                         13

PART II.          OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K                    13


                  Signatures                                                  14

                       USDATA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2000              1999
                                                                                ----------      ----------
                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $    2,128      $    2,962
  Accounts receivable, net of allowance for doubtful
    accounts of $430 and $453, respectively                                          3,234           6,626
  Other current assets                                                               1,094             727
                                                                                ----------      ----------
   Total current assets                                                              6,456          10,315
                                                                                ----------      ----------
Property and equipment, net                                                          3,448           2,162
Computer software development costs, net                                             8,462           6,645
Software held for resale, net                                                        1,014           1,079
Cost in excess of fair value of tangible net assets purchased, net                   4,483           4,742
Intangible and other assets                                                          2,020           1,924
                                                                                ----------      ----------
   Total assets                                                                 $   25,883      $   26,867
                                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                               $    2,220      $    1,746
 Deferred revenue                                                                    2,484           2,170
 Accrued compensation and benefits                                                   1,294           2,226
 Convertible shareholder note payable                                                5,000               -
 Short-term and current portion of long-term debt                                       67              62
 Other accrued liabilities                                                           1,488           1,021
                                                                                ----------      ----------
   Total current liabilities                                                        12,553           7,225
                                                                                ----------      ----------
Long-term debt, less current portion                                                   368             388
                                                                                ----------      ----------
   Total liabilities                                                                12,921           7,613
                                                                                ----------      ----------
Commitments and contingencies

Redeemable Convertible Preferred Stock, Series A, $.01 par value, with a redemption and liquidation value of $106 per share and $103 per share in 2000 and 1999, respectively; 100,000 shares authorized;
 50,000 shares issued and outstanding                                                5,275           5,167

Stockholders' equity:
  Preferred stock, $.01 par value, 2,200,000 shares authorized;
   none issued                                                                           -               -

  Common stock, $.01 par value, 22,000,000 shares
   authorized; 15,625,951 issued in 2000 and 1999                                      156             156
  Additional paid-in capital                                                        22,207          21,952
  Deferred compensation                                                               (990)         (1,278)
  Retained earnings(accumulated deficit)                                            (4,649)          2,523
  Treasury stock  at cost, 2,368,241 shares in 2000
   and 2,452,316 shares in 1999                                                     (8,136)         (8,434)
  Accumulated other comprehensive loss                                                (901)           (832)
                                                                                ----------      ----------
   Total stockholders' equity                                                        7,687          14,087
                                                                                ----------      ----------
   Total liabilities and stockholders' equity                                   $   25,883      $   26,867
                                                                                ==========      ==========





See accompanying notes to condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                   OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 --------------------------
                                                                                      2000            1999
                                                                                 ----------      ----------
Revenues:
   Product license                                                               $    3,017      $    5,515
   Services                                                                           1,049             763
                                                                                 ----------      ----------
Total revenues                                                                        4,066           6,278
                                                                                 ----------      ----------
Operating expenses:
   Selling and product materials                                                      7,050           3,855
   Product development                                                                1,524             610
   General and administrative                                                         1,882           1,382
   Non-cash stock compensation                                                          288               -
   Amortization of intangible assets                                                    360               -
                                                                                 ----------      ----------
Total operating expenses                                                             11,104           5,847
                                                                                 ----------      ----------
Income (loss) from operations                                                        (7,038)            431
Other income (expense), net                                                             (26)             20
                                                                                 ----------      ----------
Income (loss) before income taxes                                                    (7,064)            451
Income tax provision                                                                      -             (50)
                                                                                 ----------      ----------
Net income (loss)                                                                    (7,064)            401
Dividends on preferred stock                                                           (108)              -
                                                                                 ----------      ----------
Net income (loss) applicable to common stockholders                              $   (7,172)     $      401
                                                                                 ==========      ==========
Other comprehensive income (loss):
   Foreign currency translation adjustment                                              (69)             24
                                                                                 ----------      ----------
Comprehensive income (loss)                                                      $   (7,241)     $      425
                                                                                 ==========      ==========
Net income (loss) per common share:
   Basic and diluted                                                             $    (0.56)     $     0.04
                                                                                 ==========      ==========
   Weighted average shares outstanding:
    Basic                                                                            12,789          11,261
    Diluted                                                                          12,789          11,327
                                                                                 ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           --------------------------
                                                                               2000            1999
                                                                           ----------      ----------
Cash flows from operating activities:
Net income (loss)                                                          $   (7,064)     $      401
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
      Depreciation and amortization                                               689             272
      Non-cash stock compensation                                                 288               -
      Changes in assets and liabilities:
         Accounts receivable, net                                               3,392              13
         Other assets, net                                                       (619)           (173)
         Accounts payable and other accrued liabilities                           941            (587)
         Accrued compensation and benefits                                       (932)           (348)
         Deferred revenue                                                         314             310
                                                                           ----------      ----------
         Net cash used in operating activities                                 (2,991)           (112)
                                                                           ----------      ----------
Cash flows from investing activities:
     Capital expenditures                                                      (1,495)            (96)
     Capitalized software development costs                                    (1,817)           (230)
                                                                           ----------      ----------
         Net cash used in investing activities                                 (3,312)           (326)
                                                                           ----------      ----------
Cash flows from financing activities:
     Proceeds from stock option exercises                                         553               -
     Proceeds from convertible shareholder note payable                         5,000               -
     Payments on long-term debt                                                   (15)              -
                                                                           ----------      ----------
         Net cash provided by financing activities                              5,538               -
                                                                           ----------      ----------
Translation adjustments and effect of exchange rate changes on cash               (69)             24
                                                                           ----------      ----------
Net decrease in cash and cash equivalents                                        (834)           (414)
Cash and cash equivalents, beginning of period                                  2,962           1,980
                                                                           ----------      ----------
Cash and cash equivalents, end of period                                   $    2,128      $    1,566
                                                                           ==========      ==========


See accompanying notes to condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of USDATA Corporation and its subsidiaries (the "Company") for the three-month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the consolidated results of its operations and comprehensive income (loss), and cash flows for the periods ended March 31, 2000 and 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   CONVERTIBLE SHAREHOLDER NOTES PAYABLE

         On February 8, 2000 and March 24, 2000, the Company entered into two convertible promissory note agreements with a subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes bear interest at a rate of 12% per annum and are due in full on February 8, 2001 and March 24, 2001, respectively. The outstanding principal balances of these notes are convertible at any time into shares of common stock of a wholly-owned subsidiary of the Company at an initial conversion price of $4.00 per share. The conversion price is equal to the estimated fair value of the subsidiary's common stock at the dates of the issuance of the promissory notes. If the notes payable are paid in full at maturity, interest will be forgiven.

3.   INCOME (LOSS) PER SHARE

         Net income (loss) per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted income (loss) per share when their inclusion would be antidilutive. Options and warrants to acquire a total of 2,459,000 shares have been excluded from the computation of diluted loss per share for the three months ended March 31, 2000, as their inclusion would be antidilutive.




                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ---------------------------
                                                                                  2000             1999
(in thousands, except per share data)                                                -----------    ------------
Net income (loss) applicable to
 common stockholders                                                             $   (7,172)     $      401
                                                                                 ===========     ==========
Weighted average common shares outstanding                                           12,789          11,261
Effect of dilutive securities:
 Common stock options and warrants                                                        -              66
                                                                                 ----------      ----------
Weighted average common shares and common
 share equivalents (if dilutive) outstanding                                         12,789          11,327
                                                                                 ==========      ==========
Net income (loss) per common share:
 Basic and diluted                                                               $    (0.56)     $     0.04
                                                                                 ==========      ==========

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.   SEGMENT INFORMATION

         The Company defines operating segments based on two distinct product divisions - the USDATA Products Division, which includes its FactoryLink and Xfactory product lines, and the eMake Division, which develops and distributes internet applications that deliver integrated production solutions and real-time visibility across the supply chain and includes the Company's Smart Shop unit. The Company uses revenues and income (loss) from operations, which consists of revenues less operating expenses, to measure segment operations.

         The following summarizes information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment



                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 --------------------------
(in thousands)                                                                      2000            1999
                                                                                 ----------      ----------
Revenues:
  USDATA Division                                                                $    3,545      $    6,278
  eMake Division                                                                        521               -
                                                                                 ----------      ----------
                                                                                 $    4,066      $    6,278
                                                                                 ==========      ==========
Income (loss) from operations:
  USDATA Division                                                                $   (2,375)     $      431
  eMake Division                                                                     (4,663)              -
                                                                                 ----------      ----------
                                                                                     (7,038)            431
Other income (expense), net                                                             (26)             20
                                                                                 ----------      ----------
Income (loss) before income taxes                                                $   (7,064)     $      451
                                                                                 ==========      ==========
Depreciation and amortization:
  USDATA Division                                                                $      276      $      272
  eMake Division                                                                        413               -
                                                                                 ----------      ----------
                                                                                 $      689      $      272
                                                                                 ==========      ==========
Total assets:
  USDATA Division                                                                $   17,203      $   16,201
  eMake Division                                                                      8,680               -
                                                                                 ----------      ----------
                                                                                 $   25,883      $   16,201
                                                                                 ==========      ==========


5.   SUBSEQUENT EVENT

         On April 26, 2000, Safeguard provided $5.0 million in financing to the Company in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------


OVERVIEW

         USDATA Corporation (the "Company") is a global supplier of real-time component-based production software and Internet-based production applications, eBusiness and supply chain portals. These products and services are designed to help customers manage their business in real time, reduce operating costs, shorten cycle times, and improve quality in their manufacturing operations. Now in its 25th year, the Company has a strong global presence with more than 45,000 installs located in more than 60 countries throughout the world, 19 offices worldwide and a global network of distribution and support partners.

         The Company conducts its operations in two operating divisions, the USDATA Products Division and the eMake Division. Each division has its own sales, marketing, customer support and service, product development and selected general management and administrative functions. Certain general and administrative functions (such as corporate management, accounting, human resources and information technology) provide services to both divisions with the costs of these shared services allocated between the two divisions.

USDATA Products Division

         The USDATA Products Division ("USDATA") is a global supplier of component-based production software that is designed to help customers reduce operating costs, shorten cycle times and improve product quality in their manufacturing operations. USDATA's software enables manufacturers to access more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. USDATA's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage.

         Revenues have been generated primarily from licenses of USDATA's FactoryLink and Xfactory software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue represented approximately 15% and 10% of revenues during the three months ended March 31, 2000 and 1999, respectively.

         Included in the FactoryLink family of products are versions 6.5 and 6.6, real-time information Windows NT and Windows 98/95 platforms, supporting powerful client access environments and technologies and providing Year 2000 ("Y2K") readiness. In addition, USDATA offers FactoryLink WebClient, which provides the ability to view and control any FactoryLink server running Microsoft Windows NT using a simple web browser.

         Xfactory is a manufacturing execution software ("MES") product that incorporates Microsoft's newest technologies and is built on Microsoft's Distributed Internet Applications ("DNA") architecture. Xfactory enables manufacturing plants to more easily and quickly automate their production processes and is the first visual object modeling MES. The Xfactory software product enables customers to develop versatile and flexible MES applications for production management, product tracking, product scheduling and genealogy tracking for manufacturing and production processes.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         In December 1999, USDATA released Xfactory version 1.4, which gives manufacturers of all sizes the ability to track and improve production processes "on the fly." Version 1.4 is intended to deliver unparalleled performance and reliability for even the most demanding large-scale production processes.

         USDATA focuses its sales efforts through selected distributors capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The division currently has seven channel support locations in the United States and six internationally to support its sales efforts through its network of distributors.

eMake Division

         The eMake Division ("eMake") was created to reinvent the way manufacturers do business, by providing Internet-based, real-time production applications, eBusiness and supply chain portals. eMake's services enables customers to more efficiently manage their business in real time, using Internet technologies to tap into a community of ideas, information and applications uniquely tailored to fit the needs of the discrete make-to-order manufacturer. eMake was formed in July 1999 by combining the Company's recently acquired Smart Shop Software with a team of USDATA personnel with expertise in real time production and Internet technologies. eMake's services are uniquely designed for make-to-order manufacturers responding to changing orders, demanding customers, shorter production cycles and increasing technology needs. eMake's services are intended to provide a cost-effective, easy-to-implement business and production solution with secure, real-time visibility through the Internet to customers, suppliers and partners.

         In mid-April 2000, eMake launched the first components of a suite of Internet applications that include integrated product solutions and real-time visibility across the supply chain. eMake's strategy is to leverage its extensive manufacturing knowledge through Internet applications to help companies maximize their back office production and create the eMake portal for front office visibility into the production operations of the supply chain. The Company anticipates that eMake initially will focus on horizontal make-to-order solutions for smaller manufacturers

         eMake focuses its sales efforts through the Internet, a direct sales force, and telemarketing.

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, the Company's statement of operations as a percentage of revenues.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------






                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ---------------------------
                                                                                      2000          1999
                                                                                 ----------       ----------
Revenues:
   Product license                                                                     74.2%            87.8%
   Services                                                                            25.8%            12.2%
                                                                                 ----------       ----------
Total revenues                                                                        100.0%           100.0%
                                                                                 ----------       ----------
Operating expenses:
   Selling and product materials                                                      173.4%            61.4%
   Product development                                                                 37.5%             9.7%
   General and administrative                                                          46.3%            22.0%
   Non-cash compensation                                                                7.1%               -
   Amortization of intangible assets                                                    8.8%               -
                                                                                 ----------       ----------
Total operating expenses                                                              273.1%            93.1%
                                                                                 ----------       ----------
Income (loss) from operations                                                        (173.1)%            6.9%
Other income (expense), net                                                            (0.6)%            0.3%
                                                                                 ----------       ----------
Income (loss) before income taxes                                                    (173.7)%            7.2%
Income tax provision                                                                      -             (0.8)%
                                                                                 ----------       ----------
Net income (loss)                                                                    (173.7)%            6.4%
Dividends on preferred stock                                                           (2.7)%              -
                                                                                 ----------       ----------
Net income (loss) applicable to common stockholders                                  (176.4)%            6.4%
                                                                                 ==========       ==========



         Total revenues for the quarter ended March 31, 2000, were $4.1 million, a decrease of $2.2 million or 35% compared to the same period in 1999. The decrease was primarily a result of $2.5 million in lower software licensing revenues, partially offset by increases in support services and training revenues. The decrease in software licensing revenues was primarily due to a delay in the release of FactoryLink 7.0. In addition, the Company believes that a temporary industry-wide decline in new projects was experienced as businesses expected unforeseen Year 2000 related problems at the start of the year. While the Company anticipates an improvement in USDATA revenues going forward, these market dynamics could affect buying decisions for another two or three quarters, making revenues and operating results more difficult to forecast.

         Selling and product materials expenses increased $3.2 million from $3.9 million for the quarter ended March 31, 1999 to $7.1 million for the same period in 2000. The increase was a result of eMake's selling and product materials expenses of $3.5 million, offset by a decrease in USDATA's selling and product materials expenses of $.3 million, due to decreases in marketing and software support expenses. Selling and product materials expenses as a percentage of revenues increased to 173.4% for the quarter ended March 31, 2000 from 61.4% for the same period in 1999 primarily resulting from the increase in selling expenses from eMake in addition to the decrease in revenues.

         Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, increased $.9 million from $.6 million for the quarter ended March 31, 1999 to $1.5 million for the same period in 2000. Compared to the first quarter 1999, the Company increased its engineering development activities related to the FactoryLink and Xfactory product lines. The Company capitalized $1.8 million and $.2 million of development costs in the quarters ended March 31, 2000 and March 31, 1999, respectively, primarily related to the next major version of the FactoryLink product line and development efforts related to eMake.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         General and administrative expenses increased $.5 million from $1.4 million for the quarter ended March 31, 1999 to $1.9 million for the same period in 2000. The increase is primarily due to Smart Shop's general and administrative expenses of $.3 million, which are included in the eMake Division. General and administrative expenses as a percentage of revenues increased to 46.3% for the quarter ended March 31, 2000 from 22.0% for the same period in 1999, primarily due to the decrease in revenues in the first quarter of 2000 combined with the fixed cost nature of a majority of general and administrative costs.

         In connection with the acquisition of Smart Shop, the Company recorded $.6 million in charges for the quarter ended March 31, 2000 related to non-cash compensation and amortization of acquired intangible assets.

         The Company experienced a loss from operations of $7.0 million for the quarter ended March 31, 2000 compared to income from operations of $.4 million for the same period in 1999. The decrease in income from operations was primarily the result of a decrease in revenues of $2.2 million, acquisition related charges of $.6 million and eMake related costs associated with developing technology, building the infrastructure, start-up and Smart Shop operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $3.0 million of cash for the quarter ended March 31, 2000 compared to $.1 million for the same period in 1999, primarily due to a loss from operations in the first quarter of 2000, partially offset by improved collections on accounts receivable in 2000. Cash used in investing activities was $3.3 million for the quarter ended March 31, 2000 resulting from capital expenditures of $1.5 million and software development costs of $1.8 million. The capital expenditures were primarily attributable to $1.1 million in costs for computer equipment and software development related to the internet applications for eMake and $.4 million in computers and equipment for USDATA.

         On February 8, 2000 and March 24, 2000, the Company entered into two convertible promissory note agreements with a subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes bear interest at a rate of 12% per annum and are due in full on February 8, 2001 and March 24, 2001, respectively. The outstanding principal balances of these notes are convertible at any time into shares of common stock of a wholly-owned subsidiary of the Company at an initial conversion price of $4.00 per share. The conversion price is equal to the estimated fair value of the subsidiary's common stock at dates of the issuance of the promissory notes. If the notes payable are paid in full at maturity, interest will be forgiven.

         On April 26, 2000, Safeguard provided an additional $5.0 million in financing to the Company in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent.

         The development and launch of the Company's new eMake Division has significantly increased its operating expenses and cash requirements. To date, the Company has been able to satisfy these incremental cash requirements through the aforementioned convertible promissory and demand notes with Safeguard. In order for the Company to continue its promotion and launch of eMake, additional cash investments will be required. The Company is in the process of seeking additional public or private debt or equity financing to fund these future growth opportunities as well as potential acquisitions. No assurance can be given, however, that such debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


YEAR 2000

         The Company has not encountered any material problems in its critical systems or products subsequent to December 31, 1999 related to the Year 2000 ("Y2K") issue and has not encountered any material problems with its third party vendors and suppliers. The Company will continue to monitor new issues or concerns relative to Y2K.

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

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying General Accepted Accounting Principles to revenue recognition and accounting for deferred costs in the financial statements. Based on our current revenue recognition policies, SAB 101 is not expected to materially impact our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and the Company may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, market acceptance and success for service offerings similar to eMake, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation, the impact of Y2K and the related uncertainties may have on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

USDATA CORPORATION AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $261,000. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

PART II. OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (filed as part of this report).


            Number           Description
            ------           -----------

            10.12             Convertible Promissory Note dated February 8, 2000
            10.13             Convertible Promissory Note dated March 24, 2000
            10.14             Demand Note dated April 26, 2000
            27                Financial Data Schedule
                              (EDGAR Version only)

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                               USDATA CORPORATION




Date:  May 15, 2000            /s/ Robert A. Merry
                               -----------------------------------------------
                               Robert A. Merry
                               President, Chief Executive Officer
                               and Director



Date:  May 15, 2000            /s/ Robert L. Drury
                               -----------------------------------------------
                               Robert L. Drury
                               Vice President Finance,
                               Chief Financial Officer Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Number            Description
------            -----------
10.12             Convertible Promissory Note dated February 8, 2000
10.13             Convertible Promissory Note dated March 24, 2000
10.14             Demand Note dated April 26, 2000
27                Financial Data Schedule