Form 10-Q
period 2000-06-30
USDATA CORP
filed 2000-08-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-Q


                                   (Mark One)

 X  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---                                Act of 1934
                  For the quarterly period ended June 30, 2000

    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
---                               Act of 1934.
            For the transition period from __________ to __________.


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

                      -----------------------------------

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

                      -----------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000

                                                         Number of Shares
               Class                                       Outstanding
Common Stock, Par Value $.01 Per Share                  13,974,596 shares

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       Number
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Condensed Consolidated Balance Sheets at
                                    June 30, 2000 and December 31,
                                    1999                                                 3

                                    Condensed Consolidated Statements of
                                    Operations and Comprehensive Income (Loss)
                                    for the Three and Six Months Ended
                                    June 30, 2000 and 1999                               4

                                    Condensed Consolidated Statements of
                                    Cash Flows for the Six Months Ended
                                    June 30, 2000 and 1999                               5

                                    Notes to Condensed Consolidated Financial
                                    Statements                                           6

                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                          10

                  Item 3.           Quantitative and Qualitative Disclosures about
                                    Market Risk                                         17

PART II. OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K                    17


                  Signatures                                                            18

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2000            1999
                                                                          ------------    ------------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                               $        697    $      2,962
  Accounts receivable, net of allowance for doubtful
     accounts of $624 and $453, respectively                                     2,706           6,626
  Other current assets                                                           1,225             727
                                                                          ------------    ------------

           Total current assets                                                  4,628          10,315
                                                                          ------------    ------------
Property and equipment, net                                                      4,216           2,162
Computer software development costs, net                                         8,462           6,645
Software held for resale, net                                                      955           1,079
Cost in excess of fair value of tangible net assets purchased, net               4,225           4,742
Intangible and other assets                                                      1,797           1,924
                                                                          ------------    ------------
           Total assets                                                   $     24,283    $     26,867
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                        $      3,579    $      1,746
  Deferred revenue                                                               2,046           2,170
  Accrued compensation and benefits                                              1,694           2,226
  Stockholder notes payable                                                     11,500              --
  Current portion of long-term debt                                                 52              62
  Other accrued liabilities                                                      2,153           1,021
                                                                          ------------    ------------
           Total current liabilities                                            21,024           7,225
                                                                          ------------    ------------
Long-term debt, less current portion                                               368             388
                                                                          ------------    ------------
           Total liabilities                                                    21,392           7,613
                                                                          ------------    ------------
Commitments and contingencies
Redeemable convertible preferred stock, Series A, $.01 par value, with a redemption and liquidation value of $108 per share and
   $103 per share in 2000 and 1999, respectively; 100,000 shares
   authorized; 50,000 shares issued and outstanding                              5,383           5,167

Stockholders' equity (deficit):
  Common stock, $.01 par value, 22,000,000 shares
    authorized; 16,324,189 issued in 2000 and 15,625,951
    issued in 1999                                                                 163             156
  Additional paid-in capital                                                    24,339          21,952
  Deferred compensation                                                           (612)         (1,278)
  Retained earnings(accumulated deficit)                                       (17,332)          2,523
  Treasury stock at cost, 2,355,924 shares in 2000
     and 2,452,316 shares in 1999                                               (8,093)         (8,434)
 Accumulated other comprehensive loss                                             (957)           (832)
                                                                          ------------    ------------
           Total stockholders' equity (deficit)                                 (2,492)         14,087
                                                                          ------------    ------------
           Total liabilities and stockholders' equity (deficit)           $     24,283    $     26,867
                                                                          ============    ============


See accompanying notes to condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                           --------------------    --------------------
                                                             2000        1999        2000        1999
                                                           --------    --------    --------    --------
Revenues:
      Product license                                      $  3,118    $  5,632    $  6,135    $ 11,147
      Services                                                  785         862       1,834       1,625
                                                           --------    --------    --------    --------
Total revenues                                                3,903       6,494       7,969      12,772
                                                           --------    --------    --------    --------
Operating expenses:
      Selling and product materials                           8,216       3,886      15,266       7,741
      Product development                                     3,482         615       5,006       1,225
      General and administrative                              3,034       1,485       4,916       2,867
      Severance and other charges                               777          --         777          --
      Non-cash stock compensation                               378          --         666          --
      Amortization of intangible assets                         359          --         719          --
                                                           --------    --------    --------    --------
Total operating expenses                                     16,246       5,986      27,350      11,833
                                                           --------    --------    --------    --------
Income (loss) from operations                               (12,343)        508     (19,381)        939
Other income (expense), net                                    (232)         15        (258)         35
                                                           --------    --------    --------    --------
Income (loss) before income taxes                           (12,575)        523     (19,639)        974
Income tax provision                                             --         (50)         --        (100)
                                                           --------    --------    --------    --------
Net income (loss)                                           (12,575)        473     (19,639)        874
Dividends on preferred stock                                   (108)         --        (216)         --
                                                           --------    --------    --------    --------
Net income (loss) applicable to common stockholders        $(12,683)   $    473    $(19,855)   $    874
                                                           ========    ========    ========    ========
Other comprehensive income (loss):
      Net income (loss)                                    $(12,575)   $    473    $(19,639)   $    874
      Foreign currency translation adjustment                   (56)        (90)       (125)        (66)
                                                           ========    ========    ========    ========
Comprehensive income (loss)                                $(12,631)   $    383    $(19,764)   $    808
                                                           ========    ========    ========    ========
Net income (loss) per common share:
      Basic and diluted                                    $  (0.96)   $   0.04    $  (1.53)   $   0.08
                                                           ========    ========    ========    ========
      Weighted average shares outstanding:
         Basic                                               13,154      11,402      13,013      11,332
         Diluted                                             13,154      11,403      13,013      11,333
                                                           ========    ========    ========    ========


See accompanying notes to condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                           --------------------
                                                                             2000        1999
                                                                           --------    --------
Cash flows from operating activities:
Net income (loss)                                                          $(19,639)   $    874
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization                                          1,532         515
       Non-cash stock compensation                                              666          --
       Changes in assets and liabilities:
           Accounts receivable, net                                           3,920       1,166
           Other assets, net                                                   (606)       (160)
           Accounts payable and other accrued liabilities                     3,294         (41)
           Accrued compensation and benefits                                   (414)       (383)
           Deferred revenue                                                    (124)        (95)
                                                                           --------    --------
           Net cash provided by (used in) operating activities              (11,371)      1,876
                                                                           --------    --------
Cash flows from investing activities:
       Capital expenditures                                                  (2,862)       (200)
       Capitalized software development costs                                (1,818)       (512)
                                                                           --------    --------
           Net cash used in investing activities                             (4,680)       (712)
                                                                           --------    --------
Cash flows from financing activities:
       Proceeds from stock warrant exercise                                   2,109          --
       Proceeds from stock option exercises                                     332          --
       Proceeds from stockholder notes payable                               11,500          --
       Payments on long-term debt                                               (30)         --
                                                                           --------    --------
           Net cash provided by financing activities                         13,911          --
                                                                           --------    --------
Translation adjustments and effect of exchange rate changes on cash            (125)        (66)
                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents                         (2,265)      1,098
Cash and cash equivalents, beginning of period                                2,962       1,980
                                                                           --------    --------
Cash and cash equivalents, end of period                                   $    697    $  3,078
                                                                           ========    ========

See accompanying notes to condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of USDATA Corporation and its subsidiaries (the "Company") for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the consolidated results of its operations and comprehensive income (loss), and cash flows for the periods ended June 30, 2000 and 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       STOCKHOLDER NOTES PAYABLE

         On February 8, 2000 and March 24, 2000, the Company, through its subsidiary eMake Corporation, entered into two convertible promissory note agreements with a subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes bear interest at a rate of 12% per annum and are due in full on February 8, 2001 and March 24, 2001, respectively. The outstanding principal balances of these notes are convertible at any time into shares of common stock of eMake Corporation at an initial conversion price of $4.00 per share. The conversion price is equal to the estimated fair value of the subsidiary's common stock at the dates of the issuance of the promissory notes. If the notes payable are paid in full at maturity, interest will be forgiven.

         On April 26, 2000, a subsidiary of Safeguard provided $5.0 million in financing to the Company in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000.

         On June 29, 2000, a subsidiary of Safeguard provided $1.5 million in financing to the Company's subsidiary eMake Corporation in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000.

3.       INCOME (LOSS) PER SHARE

         Net income (loss) per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted income (loss) per share when their inclusion would be antidilutive. Options to acquire a total of 1,773,858 shares have been excluded from the computation of diluted loss per share for the three and six months ended June 30, 2000, as their inclusion would be antidilutive.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      --------------------   --------------------
(in thousands, except per share data)                   2000        1999       2000        1999
                                                      --------    --------   --------    --------
Net income (loss) applicable to
   common stockholders                                $(12,683)   $    473   $(19,855)   $    874
                                                      ========    ========   ========    ========

Weighted average common shares outstanding              13,154      11,402     13,013      11,332
Effect of dilutive securities:
   Common stock options and warrants                        --           1         --           1
                                                      --------    --------   --------    --------
Weighted average common shares and common
   share equivalents (if dilutive) outstanding          13,154      11,403     13,013      11,333
                                                      ========    ========   ========    ========

Net income (loss) per common share:
   Basic and diluted                                  $  (0.96)   $   0.04   $  (1.53)   $   0.08
                                                      ========    ========   ========    ========


4.       SEVERANCE AND OTHER CHARGES

         In June 2000, the Company implemented a reduction in its workforce of approximately 6% and recorded a one-time charge of $777 thousand, primarily consisting of employee severance and related benefits. Other charges included in the $777 thousand are $85 thousand for vacated office space that the Company is obligated to pay through September 2001 and $73 thousand for legal and other related costs.

          Severance costs were determined based upon employees' years of service as well as level within the organization. The reduction in workforce included 16 employees, primarily from the selling group. Of the total amount expensed in the second quarter, approximately $378 thousand was paid through June 30, 2000. At June 30, 2000, accrued severance costs totaled $241 thousand which are expected to be paid in full by July 2001. The majority of this extended payment is to one terminated employee. All affected employees have been terminated as of June 30, 2000.

         In addition, $144 thousand in non-cash charges were accrued related to releasing shares from escrow, in accordance with the Smart Shop Software, Inc. purchase agreement, which were held as collateral for certain performance requirements. The $144 thousand is included in non-cash compensation in the Company's 2000 Condensed Consolidated Statement of Operations.

5.       SEGMENT INFORMATION

         The Company defines its operating segments based on two distinct operating units - the USDATA Products Division, which includes its FactoryLink and Xfactory product lines, and the Company's eMake Corporation subsidiary, which develops and distributes Internet applications that deliver integrated production solutions and real-time visibility across the supply chain. The Company uses revenues and income (loss) from operations, which consists of revenues less operating expenses, to measure segment operations.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


         The following summarizes information related to the Company's segments. All significant intersegment activity has been eliminated. Assets are the owned or allocated assets used by each operating segment.

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         ----------------------    ----------------------
(in thousands)                                             2000          1999        2000         1999
                                                         ---------    ---------    ---------    ---------
Revenues:
      USDATA Products Division                           $   3,761    $   6,494    $   7,306    $  12,772
      eMake Corporation                                        142           --          663           --
                                                         ---------    ---------    ---------    ---------
                                                         $   3,903    $   6,494    $   7,969    $  12,772
                                                         =========    =========    =========    =========

Income (loss) from operations:
      USDATA Products Division                           $  (5,089)   $     508    $  (7,464)   $     939
      eMake Corporation                                     (7,254)          --      (11,917)          --
                                                         ---------    ---------    ---------    ---------
                                                           (12,343)         508      (19,381)         939
Other income (expense), net                                   (232)          15         (258)          35
                                                         ---------    ---------    ---------    ---------
Income (loss) from operations before income taxes        $ (12,575)   $     523    $ (19,639)   $     974
                                                         =========    =========    =========    =========

Depreciation and amortization:
      USDATA Products Division                           $     290    $     243    $     566    $     515
      eMake Corporation                                        553           --          966           --
                                                         ---------    ---------    ---------    ---------
                                                         $     843    $     243    $   1,532    $     515
                                                         =========    =========    =========    =========

Total assets:
      USDATA Products Division                                                     $  15,615    $  16,690
      eMake Corporation                                                                8,668           --
                                                                                   ---------    ---------
                                                                                   $  24,283    $  16,690
                                                                                   =========    =========


6.       SUBSEQUENT EVENTS

         On July 13, 2000 and July 28, 2000, a subsidiary of Safeguard provided $1.75 and $2.5 million, respectively, in financings to the Company's subsidiary eMake Corporation, in exchange for two demand notes each due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The notes bear interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000.

         On August 7, 2000, the Company and eMake Corporation, executed a Securities Purchase Agreement that is expected to provide $26.5 million in funding from Safeguard and SCP Private Equity Partners II, L.P. ("SCP"). This funding includes an investment by Safeguard and SCP of $26.5 million in eMake Corporation preferred stock, which is convertible into eMake Corporation common stock or a new series of the Company's preferred stock and a warrant to purchase additional shares of its preferred stock. Due to the number of shares of common stock that potentially may be issued upon a conversion into the Company's preferred stock, the Company's stockholders must approve the transaction in a special stockholder meeting.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


         On August 14, 2000, SCP provided $6.0 million in financing to the Company's subsidiary eMake Corporation in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000, Immediately following this funding, the Company will repay the $2.5 million demand note dated July 28, 2000 plus accrued interest to Safeguard.

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

         The Company conducts its operations in two operating units, the USDATA Products Division, and the Company's eMake Corporation subsidiary. Each unit has its own sales, marketing, customer support and service, product development and selected general management and administrative functions. Certain general and administrative functions (such as corporate management, accounting, human resources and information technology) provide services to both units with the costs of these shared services allocated between the two units.

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

         Revenues have been generated primarily from licenses of USDATA's FactoryLink and Xfactory software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue for the three and six months ended June 30, 2000 represented approximately 16% for both periods compared to 9% and 10%, respectively, for the same periods in 1999.

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

         In late June 2000, USDATA released FactoryLink 7, a multi-user, real-time SCADA (Supervisory Control and Data Acquisition) product, developed to run on the Windows 2000 and Windows NT operating systems. FactoryLink 7 was designed specifically to give businesses access to a solution with the lowest total cost of integration, installation, and support.

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

         In the latter part of 1999, the Company introduced the USDATA Connector product. USDATA Connector links the plant floor to the supply chain and higher-level business systems. USDATA Connector is designed to enable disparate systems throughout the enterprise to operate as one and, in conjunction with the Company's production suite of software, to provide visibility to the status of the customers order at any point in the manufacturing process. In this regard, USDATA Connector assists manufacturers in achieving a real-time supply chain allowing them to better meet changing customer needs and increasing market demands.

         Also in late 1999, the Company introduced USDATA Analysis, the newest module in Xfactory. USDATA Analysis turns production data into valuable information available from any web browser. This product is the result of USDATA's intuitive production modeling environment coupled with the capabilities of TopTier Software's hyper-relational technology. USDATA Analysis integrates the supply and demand chains by providing visibility to issues surrounding the requirements of the shop floor and resource planning. As a result, the module is intended to provide improved information to the supply chain, tighter inventory control and increased profitability.

         USDATA focuses its sales efforts through selected distributors capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The division currently has seven channel support locations in the United States and six internationally to support its sales efforts through its network of distributors.

eMake Corporation

         eMake Corporation ("eMake") was created to reinvent the way manufacturers do business, by providing Internet-based, real-time production applications, eBusiness and supply chain portals. eMake's services enables customers to more efficiently manage their business in real time, using Internet technologies to tap into a community of ideas, information and applications uniquely tailored to fit the needs of the discrete make-to-order manufacturer. eMake was formed in July 1999 by combining the Company's acquired Smart Shop Software operations with a team of USDATA personnel with expertise in real time production and Internet technologies. eMake's services are uniquely designed for make-to-order manufacturers responding to changing orders, demanding customers, shorter production cycles and increasing technology needs. eMake's services are intended to provide a cost-effective, easy-to-implement business and production solution with secure, real-time visibility through the Internet to customers, suppliers and partners.

         In mid-April 2000, eMake launched the first components of a suite of Internet applications that include integrated product solutions and real-time visibility across the supply chain. eMake's strategy is to leverage its extensive manufacturing knowledge through Internet applications to help companies maximize their back office production and create the eMake portal for front office visibility into the production operations of the supply chain. eMake's focus is on horizontal make-to-order solutions for smaller to medium sized manufacturers with less than $50 million in annual revenue.

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


                                                             Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                           ---------------------     ---------------------
                                                             2000         1999         2000         1999
                                                           --------     --------     --------     --------
Revenues:
     Product license                                             80%          87%          77%          87%
     Services                                                    20%          13%          23%          13%
                                                           --------     --------     --------     --------
Total revenues                                                  100%         100%         100%         100%
                                                           --------     --------     --------     --------
Operating expenses:
     Selling and product materials                              210%          60%         191%          61%
     Product development                                         89%           9%          63%          10%
     General and administrative                                  78%          23%          62%          22%
     Severance and other charges                                 20%           0%          10%           0%
     Non-cash compensation                                       10%           0%           8%           0%
     Amortization of intangible assets                            9%           0%           9%           0%
                                                           --------     --------     --------     --------
Total operating expenses                                        416%          92%         343%          93%
                                                           --------     --------     --------     --------
Income (loss) from operations                                  (316)%          8%        (243)%          7%
Other income (expense), net                                      (6)%          0%          (3)%          0%
                                                           --------     --------     --------     --------
Income (loss) from operations before income taxes              (322)%          8%        (246)%          7%
Income tax provision                                              0%          (1)%          0%          (1)%
                                                           --------     --------     --------     --------
Net income (loss)                                              (322)%          7%        (246)%          6%
Dividends on preferred stock                                     (3)%          0%          (3)%          0%
                                                           --------     --------     --------     --------
Net income (loss) applicable to common stockholders            (325)%          7%        (249)%          6%
                                                           =========    ========     ========     ========


Comparison of Three Months Ended June 30, 2000 and 1999

         Total revenues for the quarter ended June 30, 2000, were $3.9 million, a decrease of $2.6 million or 40% compared to the same period in 1999. The decrease was primarily a result of $2.5 million in lower software licensing revenues. The Company believes that the decrease in software licensing revenues was primarily due to a temporary industry-wide decline in new software projects experienced in the first half of 2000. Additionally, while FactoryLink 7 was released on June 30, 2000, it was substantially later than originally planned and adversely affected revenues during the first half of 2000. While the Company anticipates an improvement in USDATA revenues going forward, these market dynamics could affect buying decisions for at least another two quarters, making revenues and operating results more difficult to forecast.

         Selling and product materials expenses increased $4.3 million from $3.9 million for the quarter ended June 30, 1999 to $8.2 million for the same period in 2000. The increase was a result of eMake's selling and product materials expenses of $4.5 million, partially offset by a decrease in USDATA's selling and product materials expenses of $.2 million. Selling and product materials expenses as a percentage of revenues increased to 210% for the quarter ended June 30, 2000 from 60% for the same period in 1999 primarily resulting from the increase in selling expenses from eMake in addition to the decrease in revenues.

         Product development expenses, which consisted primarily of labor costs, increased $2.9 million from $.6 million for the quarter ended June 30, 1999 to $3.5 million for the same period in 2000. Compared to the second quarter 1999, the Company increased its engineering development activities related to the FactoryLink and Xfactory product lines. Capitalization of software development costs ceased during the quarter ended June 30, 2000, as FactoryLink 7 became available for general release. The Company capitalized $.3 million for the quarter ended June 30, 1999, primarily related to the next major version of the FactoryLink product line.

         General and administrative expenses increased $1.5 million from $1.5 million for the quarter ended June 30, 1999 to $3.0 million for the same period in 2000. The increase is primarily due to eMake's general and administrative expenses of $.7 million as well as incremental consulting fees associated with refining the Company's longer-term business plan. General and administrative expenses as a percentage of revenues increased to 78% for the quarter ended June 30, 2000 from 23% for the same period in 1999, primarily due to the decrease in revenues in the second quarter of 2000 combined with the fixed cost nature of a majority of general and administrative costs.

         In June 2000, the Company implemented a reduction in its workforce of approximately 6% and recorded a one-time charge of $.8 million, primarily consisting of employee severance and related benefits. Of the total amount of severance expensed in the second quarter, approximately $.4 million was paid through June 30, 2000. At June 30, 2000, accrued severance costs totaled $.2 million which are expected to be paid in full by July 2001. Other charges included in the $.8 million are $85 thousand for vacated office space that the Company is obligated to pay through September 2001 and $73 thousand in legal and other related costs.

         In connection with the acquisition of Smart Shop Software in 1999, the Company recorded $.7 million in charges for the quarter ended June 30, 2000 related to non-cash compensation and amortization of acquired intangible assets. Included in non-cash compensation is $.1 million related to releasing shares from escrow, in accordance with the Smart Shop purchase agreement, which were held as collateral for certain performance requirements

         The Company experienced a loss from operations of $12.3 million for the quarter ended June 30, 2000 compared to income from operations of $.5 million for the same period in 1999. The decrease in income from operations was primarily the result of a decrease in revenues of $2.6 million, acquisition related charges of $.7 million, severance and other charges of $.8 million and eMake related costs associated with developing technology, building the infrastructure, start-up, market development and operating costs.

Comparison of Six Months Ended June 30, 2000 and 1999

         Total revenues for the six months ended June 30, 2000, were $8.0 million, a decrease of $4.8 million or 38% compared to the same period in 1999. The decrease was primarily a result of $5.0 million in lower software licensing revenues, offset by a $.2 million increase in technical support services. The Company believes that the decrease in software licensing revenues was primarily due to a temporary industry-wide decline in new projects experienced in the first half of 2000. Additionally, while FactoryLink 7 was released on June 30, 2000, it was substantially later than originally planned and adversely affected revenues during the first half of 2000. While the Company anticipates an improvement in USDATA revenues going forward, these market dynamics could affect buying decisions for at least another two quarters, making revenues and operating results more difficult to forecast.

         Selling and product materials expenses increased $7.6 million from $7.7 million for the six months ended June 30, 1999 to $15.3 million for the same period in 2000. The increase was a result of eMake's selling and product materials expenses of $8.0 million, partially offset by a decrease in USDATA's selling and product materials expenses of $.4 million. Selling and product materials expenses as a percentage of revenues increased to 191% for the six months ended June 30, 2000 from 61% for the same period in 1999 primarily resulting from the increase in selling expenses from eMake in addition to the decrease in revenues.

         Product development expenses, which consisted primarily of labor costs, increased $3.8 million from $1.2 million for the six months ended June 30, 1999 to $5.0 million for the same period in 2000. Compared to the six months ended June 30, 1999, the Company increased its engineering development activities related to the FactoryLink and Xfactory product lines. The Company capitalized $1.8 million and $.5 million for the six months ended June 30, 2000 and 1999, primarily related to the next major version of the FactoryLink product line and development efforts related to eMake during 2000.

         General and administrative expenses increased $2.0 million from $2.9 million for the six months ended June 30, 1999 to $4.9 million for the same period in 2000. The increase is primarily due to eMake's general and administrative expenses of $1.0 million as well as incremental consulting fees associated with refining the Company's longer-term business plan. General and administrative expenses as a percentage of revenues increased to 62% for the six months ended June 30, 2000 from 22% for the same period in 1999, primarily due to the decrease in revenues for the six months ended June 30, 2000 combined with the fixed cost nature of a majority of general and administrative costs.

         The Company experienced a loss from operations of $19.4 million for the six months ended June 30, 2000, compared to income from operations of $.9 million for the same period in 1999. The decrease in income from operations was primarily the result of a decrease in revenues of $4.8 million, acquisition related charges of $1.4 million, severance and other charges of $.8 million and eMake related costs associated with developing technology, building the infrastructure, start-up, market development and operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $11.4 million of cash for the six months ended June 30, 2000 compared to providing $1.9 million for the same period in 1999, primarily due to a loss from operations in the six months ended June 30, 2000, partially offset by improved collections on accounts receivable in 2000 and an increase in accounts payable and other accrued liabilities from 1999. Cash used in investing activities was $4.7 million for the six months ended June 30, 2000 resulting from capital expenditures of $2.9 million and software development costs of $1.8 million. The capital expenditures were primarily attributable to $2.3 million in costs for computer equipment and software development related to the Internet applications for eMake and $.4 million in computers and equipment for USDATA.

         On February 8, 2000 and March 24, 2000, eMake entered into two convertible promissory note agreements with a subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes bear interest at a rate of 12% per annum and are due in full on February 8, 2001 and March 24, 2001, respectively. The outstanding principal balances of these notes are convertible at any time into shares of common stock of eMake at an initial conversion price of $4.00 per share. The conversion price is equal to the estimated fair value of the subsidiary's common stock at dates of the issuance of the promissory notes. If the notes payable are paid in full at maturity, interest will be forgiven.

         On April 26, 2000, a subsidiary of Safeguard provided $5.0 million in financing to the Company in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000.

         On June 29, 2000, a subsidiary of Safeguard provided $1.5 million in financing to eMake in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000.

         On July 13, 2000 and July 28, 2000, a subsidiary of Safeguard provided an additional $1.75 and $2.5 million, respectively, in financings to eMake in exchange for two demand notes each due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The notes bear interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000.

         On August 14, 2000, SCP Private Equity Partners II, L.P. ("SCP") provided $6.0 million in financing to eMake in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note bears interest at a specified bank prime rate plus one percent, which was 10.5% at June 30, 2000. Immediately following this funding, the Company will repay the $2.5 million demand note dated July 28, 2000 plus accrued interest to Safeguard.

         The development and launch of the Company's new subsidiary eMake has significantly increased the Company's operating expenses and cash requirements. To date, the Company has been able to satisfy these incremental cash requirements through the aforementioned convertible promissory and demand notes with Safeguard. In order for the Company to continue its promotion and launch of eMake, additional cash investments will be required.

         On August 7, 2000, the Company and eMake executed a Securities Purchase Agreement that is expected to provide $26.5 million in funding from Safeguard and SCP. This funding includes an investment by Safeguard and SCP of $26.5 million in eMake preferred stock, which is convertible into eMake common stock or a new series of the Company's preferred stock and a warrant to purchase additional shares of its preferred stock. Due to the number of shares of common stock that potentially may be issued upon a conversion into the Company's preferred stock, the Company's stockholders must approve the transaction in a special stockholder meeting.

            On the closing date, scheduled shortly after the receipt of the stockholder approval described above, SCP and Safeguard are expected to purchase 5,300,000 shares each, totaling 10,600,000 shares, of eMake Corporation Series A-1 and Series A-2 preferred stock, respectively, and a warrant to purchase an additional 5,300,000 shares each of eMake Corporation Series A-1 and Series A-2 preferred stock, respectively, for an aggregate purchase price of $7,250,000 in cash and cancellation of $19,250,000 of the indebtedness described above.

         Although the Company and eMake Corporation has executed the Securities Purchase Agreement, no assurance can be given that this equity financing will be concluded on terms and conditions acceptable to the Company, if at all. The failure to close this anticipated financing will have a material adverse affect on the future of eMake Corporation and could adversely affect the Company's operations.

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

         In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue transactions and accounting for deferred costs in the financial statements. The Company is required to adopt the provisions of SAB 101 in the quarter ending December 31, 2000. Based on our current revenue recognition policies, SAB 101 is not expected to materially impact our financial position, results of operations, or cash flows.

         FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25"
("FIN 44") in March 2000. Among other things, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on our financial position and consolidated results of operations upon adoption.

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

USDATA CORPORATION AND SUBSIDIARIES


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $246,000. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

PART II.     OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits (filed as part of this report).

                   Number           Description
                   ------           -----------
                   10.15            Demand Note dated June 29, 2000
                   27               Financial Data Schedule
                                    (EDGAR Version only)


             (b)   Reports on Form 8-K

                   No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       USDATA CORPORATION




Date:  August 14, 2000                 /s/ Robert A. Merry
                                       -----------------------------------------
                                       Robert A. Merry
                                       President, Chief Executive Officer
                                       and Director



Date:  August 14, 2000                 /s/ Robert L. Drury
                                       -----------------------------------------
                                       Robert L. Drury
                                       Vice President Finance, Chief Financial
                                       Officer Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

                               INDEX TO EXHIBITS


                   Number           Description
                   ------           -----------
                   10.15            Demand Note dated June 29, 2000
                   27               Financial Data Schedule