Form 10-Q
period 2000-09-30
USDATA CORP
filed 2000-11-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)

 X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

                For the quarterly period ended September 30, 2000

--- Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                                   ----------

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

                                   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000

                                                      Number of Shares
               Class                                    Outstanding

Common Stock, Par Value $.01 Per Share               14,007,182 shares

                       USDATA CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                 Page
                                                                                Number
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets (Unaudited) at
                     September 30, 2000 and December 31,
                     1999                                                          3

                     Condensed Consolidated Statements of
                     Operations and Comprehensive Loss (Unaudited)
                     for the Three and Nine Months Ended
                     September 30, 2000 and 1999                                    4

                     Condensed Consolidated Statements of
                     Cash Flows (Unaudited) for the Nine Months Ended
                     September 30, 2000 and 1999                                    5

                     Notes to Unaudited Condensed Consolidated Financial
                     Statements                                                    6

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                                   11

           Item 3.   Quantitative and Qualitative Disclosures about
                     Market Risk                                                  20

PART II.   OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K                             20


           Signatures                                                             21

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                                2000               1999
                                                                                            -------------       ------------
                                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $    4,548         $    2,962
  Accounts receivable, net of allowance for doubtful
     accounts of $483 and $453, respectively                                                      3,329              6,626
  Other current assets                                                                            1,013                727
                                                                                             ----------         ----------
           Total current assets                                                                   8,890             10,315
                                                                                             ----------         ----------
Property and equipment, net                                                                       3,897              2,162
Computer software development costs, net                                                          8,442              6,645
Software held for resale, net                                                                       923              1,079
Cost in excess of fair value of tangible net assets purchased, net                                3,966              4,742
Intangible and other assets                                                                       1,733              1,924
                                                                                             ----------         ----------
           Total assets                                                                      $   27,851         $   26,867
                                                                                             ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                           $    2,038         $    1,746
  Deferred revenue                                                                                1,364              2,170
  Accrued compensation and benefits                                                               2,251              2,226
  Stockholder notes payable                                                                          --                 --
  Current portion of long-term debt                                                                 122                 62
  Other accrued liabilities                                                                       1,222              1,021
                                                                                             ----------         ----------
           Total current liabilities                                                              6,997              7,225
                                                                                             ----------         ----------
Long-term debt, less current portion                                                                543                388
                                                                                             ----------         ----------
           Total liabilities                                                                      7,540              7,613
                                                                                             ----------         ----------
Commitments and contingencies

Preferred stock, $.01 par value, 2,200,000 shares authorized: Series A cumulative convertible redeemable preferred stock; 100,000 shares authorized;
   50,000 shares issued and outstanding in 1999                                                      --              5,167
Redeemable convertible preferred stock, Series A-1 and Series A-2,
   $.01 par value, with a redemption and liquidation value of $2.50 per share in
   2000; 16,000,000 shares authorized for Series A-1 and 16,000,000 shares for
   Series A-2; 5,300,000 shares issued and
   outstanding for each series of preferred stock                                                26,612                 --

Stockholders' equity (deficit):
Preferred stock, $.01 par value, 2,200,000 shares authorized: Series A cumulative convertible preferred stock; 100,000 shares authorized;
    50,000 shares issued and outstanding in 2000                                                  5,491                 --
Common stock, $.01 par value, 40,000,000 shares
    authorized; 16,324,189 issued in 2000 and 15,625,951
    issued in 1999                                                                                  163                156
Additional paid-in capital                                                                       24,293             21,952
Deferred compensation                                                                              (466)            (1,278)
Retained earnings(accumulated deficit)                                                          (26,871)             2,523
Treasury stock at cost, 2,318,007 shares in 2000
    and 2,452,316 shares in 1999                                                                 (7,964)            (8,434)
Accumulated other comprehensive loss                                                               (947)              (832)
                                                                                             ----------         ----------
           Total stockholders' equity (deficit)                                                  (6,301)            14,087
                                                                                             ----------         ----------
           Total liabilities and stockholders' equity (deficit)                              $   27,851         $   26,867
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
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                           -----------------------------         -----------------------------
                                                              2000               1999               2000               1999
                                                           ----------         ----------         ----------         ----------
Revenues:
    Product license                                        $    3,266         $    5,415         $    9,401         $   16,562
    Services                                                    1,224              1,304              3,058              2,929
                                                           ----------         ----------         ----------         ----------
Total revenues                                                  4,490              6,719             12,459             19,491
                                                           ----------         ----------         ----------         ----------
Operating expenses:
    Selling and product materials                               7,049              4,398             22,315             12,139
    Product development                                         2,891                613              7,897              1,838
    General and administrative                                  3,094              1,615              8,010              4,482
    Severance and other charges                                   237                 --              1,014                 --
    Non-cash stock compensation                                   146                264                812                264
    Amortization of intangible assets                             359                240              1,078                240
    Purchased in process research and development                  --                476                 --                476
                                                           ----------         ----------         ----------         ----------
Total operating expenses                                       13,776              7,606             41,126             19,439
                                                           ----------         ----------         ----------         ----------
Income (loss) from operations                                  (9,286)              (887)           (28,667)                52
Other income (expense), net                                       (33)                33               (291)                68
                                                           ----------         ----------         ----------         ----------
Income (loss) before income taxes and preferred                (9,319)              (854)           (28,958)               120
    stock dividends of subsidiary
Income tax provision                                               --                 --                 --               (100)
Preferred stock dividends of subsidiary                          (112)                --               (112)                --
                                                           ----------         ----------         ----------         ----------
Net income (loss)                                              (9,431)              (854)           (29,070)                20
Dividends on preferred stock                                     (108)               (63)              (324)               (63)
                                                           ----------         ----------         ----------         ----------
Net income (loss) applicable to common stockholders        $   (9,539)        $     (917)        $  (29,394)        $      (43)
                                                           ==========         ==========         ==========         ==========
Comprehensive income (loss):
    Net income (loss)                                      $   (9,431)        $     (854)        $  (29,070)        $       20
    Foreign currency translation adjustment                        10                 33               (115)               (33)
                                                           ----------         ----------         ----------         ----------
Comprehensive income (loss)                                $   (9,421)        $     (821)        $  (29,185)        $      (13)
                                                           ==========         ==========         ==========         ==========
Net income (loss) per common share:
                                                           ==========         ==========         ==========         ==========
    Basic and diluted                                      $    (0.69)        $    (0.08)        $    (2.21)        $    (0.00)
                                                           ==========         ==========         ==========         ==========
    Weighted average shares outstanding:
       Basic and diluted                                       13,734             12,098             13,300             11,590
                                                           ==========         ==========         ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -------------------------
                                                                                     2000            1999
                                                                                   --------         --------
Cash flows from operating activities:
Net income (loss)                                                                  $(29,070)        $     20
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                  3,176            1,132
       Non-cash stock compensation                                                      812              264
       Purchased in process research and development                                     --              476
       Non-cash interest expense                                                        313               --
       Preferred stock dividends of subsidiary                                          112               --
       Changes in assets and liabilities:
           Accounts receivable, net                                                   3,297            1,781
           Other assets, net                                                           (408)            (216)
           Accounts payable and other accrued liabilities                               798             (466)
           Accrued compensation and benefits                                            339             (266)
           Deferred revenue                                                            (806)            (963)
                                                                                   --------         --------
           Net cash provided by (used in) operating activities                      (21,437)           1,762
                                                                                   --------         --------
Cash flows from investing activities:
       Capital expenditures                                                          (3,093)            (340)
       Acquisition                                                                       --           (6,450)
       Capitalized software development costs                                        (2,383)          (1,270)
                                                                                   --------         --------
           Net cash used in investing activities                                     (5,476)          (8,060)
                                                                                   --------         --------
Cash flows from financing activities:
       Proceeds from stock warrant exercise                                           2,109               --
       Proceeds from stock option exercises                                             383               --
       Proceeds from issuance of common stock                                            --            5,009
       Proceeds from issuance of preferred stock                                      6,937            5,000
       Proceeds from issuance of demand notes payable                                19,250               --
       Payments on long-term debt                                                       (65)             (15)
                                                                                   --------         --------
           Net cash provided by financing activities                                 28,614            9,994
                                                                                   --------         --------
Translation adjustments and effect of exchange rate changes on cash                    (115)             (33)
                                                                                   --------         --------
Net increase in cash and cash equivalents                                             1,586            3,663
Cash and cash equivalents, beginning of period                                        2,962            1,980
                                                                                   --------         --------
Cash and cash equivalents, end of period                                           $  4,548         $  5,643
                                                                                   ========         ========

See accompanying notes to condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of USDATA Corporation and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and the consolidated results of its operations and comprehensive loss, and cash flows for the periods ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       STOCKHOLDER NOTES PAYABLE

         On February 8, 2000 and March 24, 2000, the Company, through its subsidiary eMake Corporation ("eMake"), entered into two convertible promissory note agreements with a subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes had an interest rate of 12% per annum and were due in full on February 8, 2001 and March 24, 2001, respectively. If the notes payable were paid in full at maturity, interest would be forgiven. The notes were paid in full on September 12, 2000, as described below, and accrued interest of $322 thousand was forgiven.

         On April 26, 2000, a subsidiary of Safeguard provided $5.0 million in financing to the Company in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note had an interest rate based on a specified bank prime rate plus one percent.

         On June 29, 2000; July 13, 2000 and July 28, 2000, a subsidiary of Safeguard provided $1.5 million, $1.75 million and $2.5 million, respectively, in financings to the Company's subsidiary eMake in exchange for three demand notes each due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The notes had an interest rate based on a specified bank prime rate plus one percent.

         On August 14, 2000, SCP Private Equity Partners II, L.P. ("SCP") provided $6.0 million in financing to the Company's subsidiary eMake in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note had an interest rate based on a specified bank prime rate plus one percent. Concurrently, the Company repaid the $2.5 million demand note dated July 28, 2000 plus accrued interest of $13 thousand with proceeds from this demand note payable.

         On September 12, 2000, the Company and eMake secured $26.5 million in financing from Safeguard and SCP through the issuance of preferred stock (See "Note 3"). In connection with this transaction, the company received $6,936,754 in cash and Safeguard and SCP cancelled the then outstanding notes payable balance due them of $19,250,000 plus accrued interest of $313,246.

3.       REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE
         PREFERRED STOCK

         On August 7, 2000, the Company and eMake executed a Securities Purchase Agreement to provide $26.5 million in financing in the form of eMake preferred stock. The transaction was approved

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

by the Company's stockholders on September 11, 2000 and the transaction was completed on September 12, 2000.

         In this transaction, on September 12, 2000, SCP and Safeguard purchased through a private placement 5,300,000 shares each, for a total of 10,600,000 shares, of eMake Corporation Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (collectively referred to as the "Series A Preferred") and warrants to purchase up to an additional 5,300,000 shares each of eMake Corporation Series A-1 and Series A-2 preferred stock, respectively. The aggregate purchase price of $26,500,000 was comprised of $7,250,000 in cash and cancellation of $19,250,000 of the notes payable described in Note 2. The Company received $6,936,754 in cash, net of $313,246 due for accrued interest on the outstanding notes payable.

REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $2.50 per share plus cumulative dividends. The holders of at least two-thirds of the outstanding shares of the Series A preferred stock can require eMake to redeem all the shares at $2.50 per share at any time after September 12, 2005. Dividends on the eMake Series A Preferred Stock are cumulative and payable at a rate of $.05 per share per calendar quarter and in preference to any dividends on eMake's common stock. The dividends are payable, with respect to the eMake Series A-1 Preferred Stock, in additional shares of eMake Series A-1 preferred stock and with respect to the eMake Series A-2 Preferred Stock, in additional shares of eMake Series A-2 preferred stock. The eMake Series A-1 Preferred Stock is convertible into shares of eMake Corporation Class A common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B preferred stock at the rate of one USDATA preferred share for each 40 shares of eMake Series A-1 preferred share owned. The eMake Series A-2 Preferred Stock is convertible into shares of eMake Corporation Class B common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B preferred stock at the rate of one USDATA preferred share for each 40 shares of eMake Series A-2 preferred share owned.

WARRANTS TO PURCHASE SERIES A-1 AND A-2 PREFERRED STOCK

         The eMake Series A-1 and eMake Series A-2 preferred stock warrants issued to SCP and Safeguard, respectively, grant to the holders the right to purchase up to an additional 5,300,000 shares of eMake Series A-1 convertible preferred stock and up to an additional 5,300,000 shares of eMake Series A-2 convertible preferred stock at an exercise price of $.01 per share. The amount of eMake Series A Preferred Stock that can be acquired upon exercise is based on the number of users licensed to use eMake's software from a server or client workstation as of June 30, 2001 and varies from zero to a total of 5,300,000 shares of eMake Series A-1 Preferred Stock and 5,300,000 shares of eMake Series A-2 Preferred Stock. The warrants are exercisable anytime after June 30, 2001 through the earliest of the following events: (a) June 1, 2006; (b) the commencement of the liquidation or winding up of the business of eMake; (c) the sale of all or substantially all of the assets and properties of eMake; (d) a merger, consolidation or other similar transaction involving eMake in which eMake is not the surviving entity or eMake is the surviving entity but after which the holders of the outstanding voting securities of eMake before the transaction hold less than 50% of eMake's outstanding voting securities after the transaction; (e) the sale by eMake of its securities in a public offering;
(f) a decrease in the ownership percentage of USDATA's voting securities of eMake to the extent that eMake would cease to be a consolidated subsidiary of the Company; or (g) the exercise by SCP or Safeguard of its right to exchange the last outstanding Series A share for shares of USDATA's Series B preferred stock. These warrants expire on June 30, 2006.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

         The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to 2.2 million shares of preferred stock in one or more series and fix the rights and preferences of each series. In 1999, the board of directors designated 100,000 shares of authorized preferred stock as Series A convertible preferred stock, of which 50,000 shares are issued and outstanding in 2000. In September 2000, the Company executed an amendment to the Certificate of Designation for the Company's Preferred Stock which changed the terms of the Series A preferred stock and designated 800,000 shares of authorized but unissued preferred stock as Series B convertible preferred stock. The amended terms included that none of the Series A preferred stock or Series B preferred stock are redeemable and that the cumulative dividends are no longer interest bearing. The Series B preferred stock is convertible into the Company's common stock at a conversion rate of $6.09.

5.       LOSS PER SHARE

         Net loss per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic income
(loss) per share excludes dilution for potentially dilutive securities and is computed by dividing income or (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted income (loss) per share when their inclusion would be antidilutive. Options to acquire a total of 1,760,290 shares have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2000, as their inclusion would be antidilutive.


                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                          -----------------------------         -----------------------------
(in thousands, except per share data)                        2000               1999               2000               1999
                                                          ----------         ----------         ----------         ----------
Net loss applicable to common stockholders                $   (9,539)        $     (917)        $  (29,394)        $      (43)
                                                          ==========         ==========         ==========         ==========

Weighted average common shares outstanding                    13,734             12,098             13,300             11,590
Effect of dilutive securities:
   Common stock options and warrants                              --                 --                 --                 --
                                                          ----------         ----------         ----------         ----------
Weighted average common shares and common
   share equivalents (if dilutive) outstanding                13,734             12,098             13,300             11,590
                                                          ==========         ==========         ==========         ==========
Net loss per common share:
   Basic and diluted                                      $    (0.69)        $    (0.08)        $    (2.21)        $    (0.00)
                                                          ==========         ==========         ==========         ==========

6.       SEVERANCE AND OTHER CHARGES

         In June 2000, the Company implemented a reduction in its workforce of approximately 6% and recorded a one-time charge of $777 thousand, primarily consisting of employee severance and related benefits. Other charges included in the $777 thousand are $85 thousand for vacated office space and $73 thousand for legal and other related costs.

         Severance costs were determined based upon employees' years of service as well as level within the organization. The reduction in workforce included 16 employees, primarily from the selling group. Of the total amount expensed in the second quarter, approximately $549 thousand was paid through September 30, 2000. All affected employees were terminated as of June 30, 2000.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

         In addition, $144 thousand in non-cash charges were recorded related to releasing shares from escrow, in accordance with the Smart Shop Software, Inc. purchase agreement, which were held as collateral for certain employment-related performance requirements. The $144 thousand is included in non-cash compensation in the Company's 2000 Condensed Consolidated Statement of Operations.

         In August 2000, the Company's subsidiary, eMake, implemented a reduction in its workforce of approximately 32% and recorded a one-time charge of $237 thousand, primarily consisting of employee severance and related benefits of $150 thousand. Other charges included $44 thousand in estimated lease termination costs to close two office facilities, which represents the estimated amounts to be paid to terminate the lease contracts before the end of their term, and $43 thousand in legal and other related costs.

         Severance costs were determined based upon employees' years of service as well as level within the organization. This reduction in workforce included 35 employees, primarily from the selling group. Of the total amount expensed in the third quarter, approximately $151 thousand was paid through September 30, 2000. All affected employees were terminated as of September 30, 2000.

7.       SEGMENT INFORMATION

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

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30,                          September 30,
                                                               -----------------------------         -----------------------------
(in thousands)                                                    2000               1999               2000               1999
                                                               ----------         ----------         ----------         ----------
Revenues:
      USDATA Products Division                                 $    4,275         $    6,074         $   11,582         $   18,846
      eMake Corporation                                               215                645                877                645
                                                               ----------         ----------         ----------         ----------
                                                               $    4,490         $    6,719         $   12,459         $   19,491
                                                               ==========         ==========         ==========         ==========

Income (loss) from operations:

      USDATA Products Division                                 $   (3,438)        $    1,130         $  (10,584)        $    2,069
      eMake Corporation                                            (5,848)            (2,017)           (18,083)            (2,017)
                                                               ----------         ----------         ----------         ----------
                                                                   (9,286)              (887)           (28,667)                52
Other income (expense), net                                           (33)                33               (291)                68
                                                               ----------         ----------         ----------         ----------
Income (loss) from operations before income taxes
   and preferred stock dividends of subsidiary                 $   (9,319)        $     (854)        $  (28,958)        $      120
                                                               ==========         ==========         ==========         ==========
Depreciation and amortization:
      USDATA Products Division                                 $      994         $      235         $    1,560         $      750
      eMake Corporation                                               650                382              1,616                382
                                                               ----------         ----------         ----------         ----------
                                                               $    1,644         $      617         $    3,176         $    1,132
                                                               ==========         ==========         ==========         ==========

Total assets:
      USDATA Products Division                                                                       $   19,735         $   19,377
      eMake Corporation                                                                                   8,116              7,885
                                                                                                     ----------         ----------
                                                                                                     $   27,851         $   27,262
                                                                                                     ==========         ==========

8.       SUBSEQUENT EVENTS

         During the fourth quarter of 2000, the Company is in the process of implementing a restructuring plan designed to significantly reduce the Company's and eMake's cost structure by reducing its workforce and other operating expenses. The Company estimates the restructuring charge to be recorded in the fourth quarter of 2000 to be in the range of $2 million to $3.5 million. In conjunction with this restructuring, the Company is in the process of re-evaluating eMake's business model. Based on the findings of this re-evaluation and approval by the Company's Board of Directors, a business model could be developed for the eMake business that effectively abandons certain activities of eMake that required significant operating and capital expenditures over the past 12 months. Specifically, the Company has recorded goodwill and intangible assets of $4.0 million, net, and $1.5 million, net, related to its 1999 Smart Shop acquisition that may be deemed impaired if the Smart Shop element of eMake is significantly curtailed as a result of the revised business model. In addition, the Company has recorded $1.2 million, net, and $365 thousand, net, in capitalized website development costs and capitalized software costs that could also be deemed impaired if the eMake portal project is significantly changed or curtailed as a result of the revised business model. The Company expects to complete its reevaluation of the eMake business model before December 31, 2000.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------





OVERVIEW

         USDATA Corporation (the "Company") is a global supplier of real-time component-based production software and Internet-based production applications, eBusiness and supply chain portals. These products and services are designed to help customers manage their business in real time, reduce operating costs, shorten cycle times, and improve quality in their manufacturing operations. Now in its 25th year, the Company has a strong global presence with more than 45,000 installs located in more than 60 countries throughout the world, offices in the U.S. and Europe and a global network of distribution and support partners.

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

         Revenues have been generated primarily from licenses of USDATA's FactoryLink and Xfactory software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Support and service revenue for the three and nine months ended September 30, 2000 represented approximately 13% and 15%, respectively, compared to 13% and 11%, respectively, for the same periods in 1999.

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

         USDATA focuses its sales efforts through selected distributors capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The division currently has four channel support locations in the United States and six internationally to support its sales efforts through its network of distributors.

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

         eMake has focused its sales efforts through the Internet, a direct sales force, and telemarketing.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         Subsequent to the end of the third quarter 2000 the Company is in the process of implementing a restructuring plan designed to significantly reduce the Company's and eMake's cost structure by reducing its workforce. See further discussion in the Liquidity and Capital Resources section.

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, the Company's statement of operations as a percentage of revenues.




                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 --------------------            --------------------
                                                                 2000            1999            2000            1999
                                                                 ----            ----            ----            ----
Revenues:
     Product license                                               73%             81%             75%             85%
     Services                                                      27%             19%             25%             15%
                                                                 ----             ---            ----             ---
Total revenues                                                    100%            100%            100%            100%
                                                                 ----             ---            ----             ---
Operating expenses:
     Selling and product materials                                157%             65%            179%             62%
     Product development                                           64%              9%             63%             10%
     General and administrative                                    69%             24%             64%             23%
     Severance and other charges                                    5%              0%              8%              0%
     Non-cash compensation                                          3%              4%              7%              1%
     Amortization of intangible assets                              8%              4%              9%              1%
     Purchased in process research and development                  0%              7%              0%              3%
                                                                 ----             ---            ----             ---
Total operating expenses                                          306%            113%            330%            100%
                                                                 ----             ---            ----             ---
Income (loss) from operations                                    (206)%           (13)%          (230)%             0%
Other income (expense), net                                        (1)%             0%             (2)%             0%
                                                                 ----             ---            ----             ---
Income (loss) from operations before income taxes
   and preferred stock dividends of subsidiary                   (207)%           (13)%          (232)%            (0)%
Income tax provision                                                0%              0%              0%             (1)%
Minority interest                                                  (2)%             0%             (1)%             0%
                                                                 ----             ---            ----             ---
Net income (loss)                                                (209)%           (13)%          (233)%            (1)%
Dividends on preferred stock                                       (2)%            (1)%            (3)%            (0)%
                                                                 ----             ---            ----             ---
Net income (loss) applicable to common stockholders              (211)%           (14)%          (236)%            (1)%
                                                                 ====             ===            ====             ===

Comparison of Three Months Ended September 30, 2000 and 1999

         Total revenues for the quarter ended September 30, 2000, were $4.5 million, a decrease of $2.2 million or 33% compared to the same period in 1999. The decrease was primarily a result of $2.1 million in lower software licensing revenues. The Company believes that the decrease in software licensing revenues was primarily due to a temporary industry-wide decline in new software purchases. Although licensing revenues for the third quarter 2000 improved slightly over second quarter 2000, it is substantially lower than licensing revenues in the third quarter of 1999. While the Company anticipates an improvement in USDATA revenues going forward, these market dynamics could affect buying decisions for at least another two quarters, making revenues and operating results more difficult to forecast.

         Selling and product materials expenses increased $2.6 million from $4.4 million for the quarter ended September 30, 1999 to $7.0 million for the same period in 2000. The increase was a result of an increase in eMake's selling and product materials expenses of $2.6 million, increasing from $1.0 million in the third quarter of 1999 to $3.6 million for the same period in 2000.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The increase is due to the incremental costs associated with expanding and launching eMake during 2000. Selling and product materials expenses as a percentage of revenues increased to 157% for the quarter ended September 30, 2000 from 65% for the same period in 1999 primarily resulting from the increase in selling expenses from eMake in addition to the decrease in revenues.

         Product development expenses, which consisted primarily of labor costs, increased $2.3 million from $0.6 million for the quarter ended September 30, 1999 to $2.9 million for the same period in 2000. Compared to the third quarter 1999, the Company increased its engineering development activities related to the FactoryLink and Xfactory product lines. The Company capitalized $0.6 million of software development expenses for the quarter ended September 30, 2000, primarily related to the next major release of FactoryLink. For the quarter ended September 30, 1999, the Company capitalized $0.8 million of development expenses primarily related to the latest release of FactoryLink, which was released in late June 2000. In addition, eMake's product development expenses increased $0.5 million from $0.2 million for the quarter ended September 30, 1999 to $0.7 million for the same period in 2000.

         General and administrative expenses increased $1.5 million from $1.6 million for the quarter ended September 30, 1999 to $3.1 million for the same period in 2000. The increase is primarily due to an increase in eMake's general and administrative expenses of $0.6 million as well as incremental consulting fees associated with refining the Company's longer-term business plan. During the second quarter 2000, the Company appointed both a Chief Operating Officer for the USDATA Products Division and a Chief Executive Officer for its eMake subsidiary. These newly staffed positions contributed to the increase in general and administrative expenses during the third quarter 2000. General and administrative expenses as a percentage of revenues increased to 69% for the quarter ended September 30, 2000 from 24% for the same period in 1999, primarily due to the decrease in revenues in the third quarter of 2000 combined with the fixed cost nature of a majority of general and administrative costs.

         In August 2000, the Company's subsidiary eMake implemented a reduction in its workforce of approximately 32% and recorded a charge of $0.2 million, primarily consisting of employee severance and related benefits. Of the total amount of severance expensed in the second quarter, approximately $0.1 million was paid through September 30, 2000. At September 30, 2000, accrued severance costs totaled $20 thousand which are expected to be paid in full by December 2000. Other charges included $44 thousand in estimated lease termination costs to close two office facilities, which represents the estimated amounts to be paid to terminate the lease contracts before the end of their term, and $43 thousand in legal and other related costs.

         In connection with the acquisition of Smart Shop Software in 1999, the Company recorded $0.5 million in charges for the quarter ended September 30, 2000 and 1999 related to non-cash compensation and amortization of acquired intangible assets. In addition, during 1999 the Company recorded a $476 thousand charge to write off acquired in process research and development costs.

         The Company experienced a loss from operations of $9.3 million for the quarter ended September 30, 2000 compared to a loss from operations of $0.9 million for the same period in 1999. The increase in loss from operations was primarily the result of a decrease in revenues of $2.2 million, severance and other charges of $0.2 million and eMake related costs associated with developing technology, building the infrastructure, start-up, market development and operating costs.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Nine Months Ended September 30, 2000 and 1999

         Total revenues for the nine months ended September 30, 2000, were $12.5 million, a decrease of $7.0 million or 36% compared to the same period in 1999. The decrease was primarily a result of $7.1 million in lower software licensing revenues, offset by a $0.1 million increase in technical support services. The Company believes that the decrease in software licensing revenues was primarily due to a temporary industry-wide decline in new purchases experienced in the first nine months of 2000. Additionally, while FactoryLink 7 was released on June 30, 2000, it was substantially later than originally planned and has adversely affected revenues during 2000. While the Company anticipates an improvement in USDATA revenues going forward, these market dynamics could affect buying decisions for at least another two quarters, making revenues and operating results more difficult to forecast.

         Selling and product materials expenses increased $10.2 million from $12.1 million for the nine months ended September 30, 1999 to $22.3 million for the same period in 2000. The increase was a result of eMake's selling and product materials expenses of $10.6 million, partially offset by a decrease in USDATA's selling and product materials expenses of $0.4 million. The Company attributes USDATA's decrease to its own cost reduction efforts. Selling and product materials expenses as a percentage of revenues increased to 179% for the nine months ended September 30, 2000 from 62% for the same period in 1999 primarily resulting from the increase in selling expenses from eMake.

         Product development expenses, which consisted primarily of labor costs, increased $6.1 million from $1.8 million for the nine months ended September 30, 1999 to $7.9 million for the same period in 2000. Compared to the nine months ended September 30, 1999, the Company increased its engineering development activities related to the FactoryLink, Xfactory and eMake product lines. The Company capitalized $2.4 million and $1.3 million of software development costs for the nine months ended September 30, 2000 and 1999, primarily related to the next major version of the FactoryLink product line and development efforts related to eMake during 2000.

         General and administrative expenses increased $3.5 million from $4.5 million for the nine months ended September 30, 1999 to $8.0 million for the same period in 2000. The increase is primarily due to eMake's general and administrative expenses of $2.5 million as well as incremental consulting fees associated with refining the Company's longer-term business plan. During the second quarter 2000, the Company appointed both a Chief Operating Officer for the USDATA Products Division and a Chief Executive Officer for its eMake subsidiary. These newly staffed positions contributed to the increase in general and administrative expenses for the nine months ended September 30, 2000. General and administrative expenses as a percentage of revenues increased to 64% for the nine months ended September 30, 2000 from 23% for the same period in 1999, primarily due to the decrease in revenues for the nine months ended September 30, 2000 combined with the fixed cost nature of a majority of general and administrative costs.

         In June 2000, the Company implemented a reduction in its workforce of approximately 6% and recorded a charge of $0.8 million, primarily consisting of employee severance and related benefits. Of the total amount of severance expensed in the second quarter, approximately $0.5 million was paid through September 30, 2000. Other charges included $85 thousand for vacated office space and $73 thousand in legal and other related costs.

         In August 2000, the Company's subsidiary eMake implemented a reduction in its workforce of approximately 32% and recorded a charge of $0.2 million, primarily consisting of employee severance and related benefits. Of the total amount of severance expensed in the second quarter, approximately $0.1 million was paid through September 30, 2000. Other charges included $44 thousand in estimated lease termination costs to close two office facilities, which represents the estimated amounts to be paid to terminate the lease contracts before the end of their term, and $43 thousand in legal and other related costs.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         In connection with the acquisition of Smart Shop Software in 1999, the Company recorded $1.9 million in charges for the nine months ended September 30, 2000 related to non-cash compensation and amortization of acquired intangible assets compared to $0.5 million for the same period in 1999. In addition, during 1999 the Company recorded a $476 thousand charge to write off acquired in process research and development costs.

         As a result of the factors discussed above, the Company recorded net loss from operations of $28.7 million for the nine months ended September 30, 2000, compared to income from operations of $52 thousand for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $21.4 million of cash for the nine months ended September 30, 2000 compared to providing $1.8 million for the same period in 1999, primarily due to a loss from operations in the nine months ended September 30, 2000, partially offset by improved collections on accounts receivable in 2000 and an increase in accounts payable and other accrued liabilities from 1999. Cash used in investing activities was $5.5 million for the nine months ended September 30, 2000 resulting from capital expenditures of $3.1 million and software development costs of $2.4 million. The capital expenditures were primarily attributable to $2.2 million in costs for computer equipment and software development related to the Internet applications for eMake and $.9 million in computers, software and equipment for USDATA.

         On February 8, 2000 and March 24, 2000, the Company, through its subsidiary eMake Corporation ("eMake"), entered into two convertible promissory note agreements with a subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes had an interest rate of 12% per annum and were due in full on February 8, 2001 and March 24, 2001, respectively. If the notes payable were paid in full at maturity, interest would be forgiven. The notes were paid in full on September 12, 2000, as described below, and accrued interest of $322 thousand was forgiven.

         On April 26, 2000, a subsidiary of Safeguard provided $5.0 million in financing to the Company in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note had an interest rate based on a specified bank prime rate plus one percent.

         On June 29, 2000; July 13, 2000 and July 28, 2000, a subsidiary of Safeguard provided $1.5 million, $1.75 million and $2.5 million, respectively, in financings to the Company's subsidiary eMake in exchange for three demand notes each due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The notes had an interest rate based on a specified bank prime rate plus one percent.

         On August 7, 2000, the Company and eMake executed a Securities Purchase Agreement to provide $26.5 million in financing in the form of eMake preferred stock. The transaction was approved by the Company's stockholders on September 11, 2000 and the transaction was completed on September 12, 2000.

         On August 14, 2000, SCP Private Equity Partners II, L.P. ("SCP") provided $6.0 million in financing to the Company's subsidiary eMake in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note had an interest

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

rate based on a specified bank prime rate plus one percent. Concurrently, the Company repaid the $2.5 million demand note dated July 28, 2000 plus accrued interest of $13 thousand with proceeds from this demand note payable.

         On September 12, 2000, SCP and Safeguard purchased through a private placement 5,300,000 shares each, for a total of 10,600,000 shares, of eMake Corporation Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (collectively referred to as the "Series A Preferred") and warrants to purchase up to an additional 5,300,000 shares each of eMake Corporation Series A-1 and Series A-2 preferred stock, respectively. The aggregate purchase price of $26,500,000 was comprised of $7,250,000 in cash and cancellation of $19,250,000 of the notes payable described above. The Company received $6,936,754 in cash, net of $313,246 due for accrued interest.

         The eMake Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $2.50 per share plus cumulative dividends. The holders of at least two-thirds of the outstanding shares of the eMake Series A preferred stock can require eMake to redeem all the shares at $2.50 per share at any time after September 12, 2005. Dividends on the eMake Series A Preferred Stock are cumulative and payable at a rate of $.05 per share per calendar quarter and in preference to any dividends on eMake's common stock. The dividends are payable, with respect to the eMake Series A-1 Preferred Stock, in additional shares of eMake Series A-1 preferred stock and with respect to the eMake Series A-2 Preferred Stock, in additional shares of eMake Series A-2 preferred stock. The eMake Series A-1 Preferred Stock is convertible into shares of eMake Corporation Class A common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B preferred stock at the rate of one USDATA preferred share for each 40 shares of eMake Series A-1 preferred share owned. The eMake Series A-2 Preferred Stock is convertible into shares of eMake Corporation Class B common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B preferred stock at the rate of one USDATA preferred share for each 40 shares of eMake Series A-2 preferred share owned.

         The eMake Series A-1 and eMake Series A-2 preferred stock warrants issued to SCP and Safeguard, respectively, grant to the holders the right to purchase up to an additional 5,300,000 shares of eMake Series A-1 convertible preferred stock and up to an additional 5,300,000 shares of eMake Series A-2 convertible preferred stock at an exercise price of $.01 per share. The amount of Series A Preferred Stock that can be acquired upon exercise is based on the number of users licensed to use eMake's software from a server or client workstation as of June 30, 2001 and varies from zero to a total of 5,300,000 shares of eMake Series A-1 Preferred Stock and 5,300,000 shares of eMake Series A-2 Preferred Stock. The warrants are exercisable anytime after June 30, 2001 through the earliest of the following events: (a) June 1, 2006; (b) the commencement of the liquidation or winding up of the business of eMake; (c) the sale of all or substantially all of the assets and properties of eMake; (d) a merger, consolidation or other similar transaction involving eMake in which eMake is not the surviving entity or eMake is the surviving entity but after which the holders of the outstanding voting securities of eMake before the transaction hold less than 50% of eMake's outstanding voting securities after the transaction; (e) the sale by eMake of its securities in a public offering;
(f) a decrease in the ownership percentage of USDATA's voting securities of eMake below the percentage required under generally accepted accounting principles to include eMake in USDATA's consolidated financial statements; or
(g) the exercise by SCP or Safeguard of its right to exchange the last outstanding Series A share for shares of USDATA's Series B preferred stock. These warrants expire on June 30, 2006.

         The development and launch of eMake, in addition to the lower revenues and increased expenses of the USDATA Products Division, has significantly increased the Company's operating expenses and cash requirements. In order for the Company to continue its current plan to operate both the USDATA Products Division and eMake subsidiary, additional public or private debt or equity financing will be required. The Company is in process of seeking additional financing to provide the cash required under its restructuring plan. However, no assurance can be given that such debt or equity

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

financing will be available to the Company on terms and conditions acceptable to the Company, if at all. If necessary, the Company can delay certain operations and capital expenditures until adequate financing is obtained. If such delays occur, the Company's future operations could be significantly curtailed.

         As a result of the loss from operations and resulting negative cash flow, the Company is in the process of implementing a restructuring plan designed to reduce the Company's and eMake's cost structure by reducing its workforce and other operating expenses. The Company estimates the restructuring charge to be recorded in the fourth quarter of 2000 to be in the range of $2 million to $3.5 million. In conjunction with this restructuring, the Company is in the process of re-evaluating eMake's business model. Based on the findings of this re-evaluation and approval by the Company's Board of Directors, a business model could be developed for the eMake business that effectively abandons certain activities of eMake that required significant operating and capital expenditures over the past 12 months. Specifically the Company has recorded goodwill and intangible assets of $4.0 million, net, and $1.5 million, net, related to its 1999 Smart Shop acquisition that may be deemed impaired if the Smart Shop element of eMake is significantly curtailed as a result of the revised business model. In addition, the Company has recorded $1.2 million, net, and $365 thousand, net, in capitalized website development costs and capitalized software costs that could also be deemed impaired if the eMake portal project is significantly changed or curtailed as a result of the revised business model. The Company expects to complete its reevaluation of the eMake business model before December 31, 2000.

YEAR 2000

         The Company has not encountered any material problems in its critical systems or products subsequent to December 31, 1999 related to the Year 2000 ("Y2K") issue and has not encountered any material problems with its third party vendors and suppliers. The Company will continue to monitor new issues or concerns relative to Y2K.

         Although the Company to date has not experienced any significant problems associated with Y2K, the Company cannot be certain that unexpected Y2K compliance problems of its products, computer systems or the systems of its vendors, customers and service providers, will not occur. Any such problems could have a material adverse effect on the Company's business, financial condition or operating results.

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

USDATA CORPORATION AND SUBSIDIARIES

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $233,000. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

PART II.     OTHER INFORMATION

ITEM  6.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits (filed as part of this report).

                  Number   Description

                   3.1     Certificate of Incorporation, as amended
                  10.1     Demand Note dated July 13, 2000
                  10.2     Demand Note dated July 28, 2000
                  10.3     Demand Note dated August 14, 2000
                  10.4     Securities Purchase Agreement, dated as of
                           August 4, 2000, by and among eMake Corporation, USDATA Corporation, Safeguard 2000 Capital, L.P. and SCP Private Equity Partners II, L.P.
                  10.5 Amended and Restated Investors' Rights Agreement, dated as of September 12, 2000, by and among USDATA Corporation, Safeguard Delaware, Inc., Safeguard 2000 Capital, L.P., SCP Private Equity Partners II, L.P. and Safeguard Scientifics, Inc.
                  10.6 Exchange Agreement, dated as of September 12, 2000, by and between USDATA Corporation and SCP Private Equity Partners II, L.P.
                  27       Financial Data Schedule
                           (EDGAR Version only)



             (b)      Reports on Form 8-K

                      No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                        USDATA CORPORATION




Date:  November 14, 2000                /s/ Robert A. Merry
                                        ---------------------------------------
                                        Robert A. Merry
                                        President, Chief Executive Officer
                                        and Director

Date:  November 14, 2000                /s/ Robert L. Drury
                                        ---------------------------------------
                                        Robert L. Drury
                                        Vice President Finance, Chief Financial
                                        Officer Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
 3.1     Certificate of Incorporation, as amended
10.1     Demand Note dated July 13, 2000
10.2     Demand Note dated July 28, 2000
10.3     Demand Note dated August 14, 2000
10.4     Securities Purchase Agreement, dated as of August 4, 2000, by and among
         eMake Corporation, USDATA Corporation, Safeguard 2000 Capital, L.P.
         and SCP Private Equity Partners II, L.P.
10.5     Amended and Restated Investors' Rights Agreement, dated as of
         September 12, 2000, by and among USDATA Corporation, Safeguard
         Delaware, Inc.,  Safeguard 2000 Capital,  L.P., SCP Private Equity
         Partners II, L.P. and Safeguard Scientifics, Inc.
10.6     Exchange Agreement, dated as of September 12, 2000, by and between
         USDATA Corporation and SCP Private Equity Partners II, L.P.
27       Financial Data Schedule
         (EDGAR Version only)