Form 10-K
period 2000-12-31
USDATA CORP
filed 2001-04-02
CIK 943895

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

                         Commission file number 0-25936
                                               --------


                               USDATA CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                 75-2405152
                       --------                                 ----------
            (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)

     2435 N. Central Expressway, Richardson, TX                    75080
     ------------------------------------------                  --------
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

   The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 16, 2001, was approximately $4,189,706 based on the sale price of the Common Stock on March 16, 2001, of
             $0.75 as reported by the NASDAQ National Market System.

 As of March 16, 2001, the registrant had outstanding 14,007,182 shares of its
                    Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the year covered by this Form 10K are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART I.

ITEM 1. BUSINESS

GENERAL

         USDATA Corporation (the "Company") is a global supplier of real-time component-based application software tools for automation and application software products for manufacturing. These products and services are designed to help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. The Company was reincorporated in the state of Delaware in 1992. The Company has a strong global presence with more than 45,000 installs located in more than 60 countries throughout the world, channel support locations worldwide and a global network of distribution and support partners. Customers include original equipment manufacturers ("OEMs"), strategic accounts, integrators and end customers, and 17 of the 25 largest global manufacturers use the Company's software.

         The Company's software enables manufacturers to access more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. The Company's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage.

         The Company is committed to solving customer problems and increasing productivity in the manufacturing and production environments through technological innovation. The Company's customers are in a wide variety of industries including; chemical, oil and gas, food, beverage, automotive, aerospace, telecommunications, electronics, transportation and other industries.

         The Company's family of software provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

         The Company's subsidiary eMake Corporation ("eMake") was dedicated to Internet applications for manufacturing. eMake's services and products were designed for make-to-order manufacturers responding to changing orders, demanding customers, shorter production cycles and increasing technology needs. eMake offered solutions for Enterprise Resource Planning ("ERP"), business production system, to the small to medium sized manufacturing community. eMake's services and products were intended to provide a cost-effective, easy-to-implement business solution with secure, real-time visibility through the Internet to customers, suppliers and partners.

         eMake was formed by combining the Company's 1999 acquired Smart Shop Software Inc.'s ("Smart Shop") operations with a team of the Company's personnel with expertise in real time production and Internet technologies.

The Company had three key initiatives in 2000:

(1) Position the Company to benefit from the rapid (predicted two to four year) adoption cycle of new technology to support anticipated eBusiness needs for internet based infrastructure in manufacturing.

          o Launch a new subsidiary, eMake, with products and services focused on small manufacturers

          o Significant investment in marketing, sales, and infrastructure for growth

(2) Invest in the FactoryLink(R) product line and expand our market reach in automation

(3) Introduce a new product suite built around Xfactory(R) to support collaborative manufacturing

         In February 2001, management of the Company determined that the market adoption rate of the technology around eMake was not progressing in a manner to support the necessary resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business. The Company recorded an estimate of loss on disposal of $1.2 million in the 2000 Consolidated Financial Statements, including estimated operating losses of $360 thousand expected to be incurred through the disposal date of March 31, 2001. eMake has been reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. See Note 2 in the Notes to the Consolidated Financial Statements for details regarding eMake's operating results.

         With respect to the other two initiatives, the Company maintained the course with a major product release of FactoryLink and the launch of the Xfactory Production Suite in 2000. Although FactoryLink's revenue declined steeply in the first quarter, revenue grew every quarter since then and Xfactory revenue grew 31% in 2000.

         In the fall of 2000, the primary focus was returning the Company to profitability as quickly as possible so a number of actions were implemented in the fourth quarter to sharpen execution, reduce complexity and increase efficiencies. These included aligning our resources against the highest value opportunities, consolidating the Company's corporate infrastructure, and re-deploying the Company's marketing and channel resources to align them with the highest growth opportunities. The restructuring actions have been completed in the Company's core business and the Company's new plan is aligned with market conditions.

         The Company has developed a 2001 plan based on reduced revenues and operating expenses. The Company has secured the cash that is expected to be needed to fund operations and the USDATA community is focused on the future. See
Note 14 in the Notes to the Consolidated Financial Statements.

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

         The Company's software product, FactoryLink, is a process and control solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink is a horizontal application tool set used by system integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution, and water and waste water transport.

         System and in-house integrators use the FactoryLink product line to build applications for SCADA, building automation, distributed control systems, electrical substation monitoring, pipeline monitoring and control, batch process monitoring and control, continuous process monitoring and control, heating, ventilation, and air conditioning, statistical process control, and telecommunications.

         In mid-1998, the Company introduced Xfactory, a manufacturing production execution software product that enables customers to leverage their existing business and planning systems with enterprise-wide, open systems solutions for production management. In mid-2000, the Company introduced the Xfactory Production Suite software enabling production, execution and tracking for eManufacturing integration with business and supply chain systems. The Company's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate with customers' existing manufacturing and business software.

          The Xfactory Production Suite consists of four modules: 1) Connector for information exchange with business systems; 2) Tracker for production tracking of customer orders and products; 3) Analyzer for performance monitoring, genealogy, and data analysis and; 4) FactoryLink for data acquisition and process management.

         The target market for the Xfactory Production Suite is production and visibility management for build/configure to order discrete manufacturing. System integrators, consultants, and in-house IT use the Xfactory Production Suite to support online Business-to-Business eCommerce by creating applications for order status and change order management, visibility into manufacturing, product tracking & genealogy, and collection and analysis for product line development. The Xfactory Production Suite now has over 50 customers utilizing over 3,000 seats.

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

FACTORYLINK(R)

         FactoryLink is a collection of software tools used to build a variety of SCADA/HMI applications in the manufacturing and process industries. It allows customers to collect and monitor data from disparate process control systems. FactoryLink acts as hub for real-time information that may be used by various decision makers interested in the real-time status of the production process. In 2000, the Company released its latest version, FactoryLink 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market.

         To simplify connecting to plant floor devices, the Company includes support for Object Linking and Embedding ("OLE") for Process Control ("OPC") in FactoryLink, making it an interoperable server that can collect and distribute data throughout a multi-vendor manufacturing environment. FactoryLink's extensive database connectivity and interfaces to MES and ERP products allow it to function as the automation system hub, much broader than just HMI. Customers can now leverage their existing investments in various HMIs and build an integrated system, thereby eliminating existing islands of automation.

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

         FactoryLink's architecture permits the user to pick and choose the functionality required for a particular application. It allows the user to design high performance, real-time systems capable of handling large amounts of data. Techniques for exception processing, message compression and high-speed data transfer achieve optimal functionality under this architectural arrangement.

         In 1998, the Company released Year 2000 ready versions on all major FactoryLink platforms historically supported by the Company, including DOS, UNIX, OS/2, Microsoft Windows, NT and Windows 95. To provide the Company's customers with a convenient means to obtain information regarding Year 2000 readiness of its products, the Company has maintained a web site (www.usdata.com) with the latest information regarding Year 2000 readiness for its products, including a statement of what it means when a product is designated as Year 2000 ready. No significant Year 2000 related problems have been reported with the Company's software products with the transition from 1999 into early 2001.

Xfactory(R)

         The key component of enabling a collaborative manufacturing strategy is the use of software solutions that enable manufacturers to create, accumulate, access, and share both product information and manufacturing process information across the extended enterprise and plant to-plant. The Company believes the manufacturing industry will change its application infrastructure over the next 10 to 15 years as it moves from supporting a traditional business approach with largely custom integration to collaborative supply chain manufacturing supported by packaged software implementation. The Company believes that manufacturers will integrate the plant into the business process, specification, costing, planning, manufacturing, and delivery process. In addition to traditional manufacturing investment to improve overall equipment efficiency and equipment/operator ratio, and maximize plant assets, investments will also be made to create faster time to market (volume), production visibility to the supply chain and build to customer order.

         In 2000, the Company launched the Xfactory Production Suite which now has over 50 customers and over 3,000 seats installed. The Xfactory Production Suite is designed to support traditional applications and the developing supply chain collaboration applications. The Xfactory Production Suite consists of four modules: 1) Connector for information exchange with business systems; 2) Tracker for production tracking of customer orders and products; 3) Analyzer for performance monitoring, genealogy, and data analysis and; 4) FactoryLink for data acquisition and process management.

         The Xfactory software product enables customers to develop versatile and flexible collaborative manufacturing applications for production management, product tracking, product scheduling, and genealogy tracking for supply chain manufacturing and production processes. The information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall supply chain throughput and productivity.

MARKETING, SALES AND DISTRIBUTION

         The Company's sales and support organization includes channel management personnel, a corporate business development group for lead generation, a technical resource group and a network of authorized worldwide distributors that acquire licenses for the Company's products at a discount and remarket and provide training, customer support and consulting services to end-users. The Company's sales and support organization combines its internal resources with the resources, expertise and customer base of qualified third party distributors, remarketers and integrators. The Company's internal sales and marketing organization consisted of approximately 20 persons as of December 31, 2000 and is based in Richardson, Texas. The Company has field sales locations in other cities in the United States and Western Europe.

         The Company goes to market via a network of distributors, referred to as tier one partners ("TOPs") which collectively have approximately 50 sales people making 65% of the Company's sales. An additional 25% of the Company's sales are made through an OEM private label arrangement with Schneider Automation. The remaining 10% is sold directly to key accounts. The Company has over 100 certified integration partners around the world ranging from global automation companies to small companies that do work with specific plants.

         The Company is a Business-to-Business company with almost 100% of its business conducted over the web. In addition to ordering and quoting, the Company's PartnerNet is a web site utilized by its extended community for sales support, product support, and marketing. This indirect strategy is critical to the Company's success and future growth because each TOP functions as a virtual extension of the Company's sales, service and support. Typically, the business model of TOPs is primarily driven by industrial software revenues and related products. TOPs generally have value-added products and services that are additive to the Company's core products, and TOPs generally work cooperatively with a community of local system integrators that actually perform project work for the end-user. The Company regularly improves the TOP channel by monitoring performance against a comprehensive set of metrics and upgrading distributors as appropriate. In addition, the Company is planning to expand the number of U.S. based TOPs to increase sales performance.

         The TOP distribution channel has historically focused more on the market with the FactoryLink product line and the Company intends to complement this with direct sales activity to sell the Xfactory Production Suite and Xcelerate services. In addition to increasing Xfactory Production Suite software sales for the collaborative manufacturing market, the Company intends to increase related consulting and implementation service revenue.

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

         The Company offers comprehensive training classes to customers and third-party remarketers. Training classes are offered through in-house training facilities in Richardson, Texas and through its authorized training TOPs throughout the world. The training curriculum is a comprehensive program of application development training in a hands-on, lab-based training environment. The Company is also able to provide on-site training when required by customers.

         During 2000, the Company introduced PartnerNet, which is a password protected extranet available to the Company's key partners and customers. PartnerNet, provides information to assist the Company's key partners and TOPs with selling, supporting and training the Company's software products.

CUSTOMERS

         Since the introduction of the FactoryLink software product in 1986, the Company has licensed more than 45,000 copies of the product worldwide for use in the chemical, oil and gas, food, beverage, public utility, pharmaceutical, pulp and paper, automotive, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. Established end users include Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Hewlett-Packard Company, JT International, Michelin Tire Corporation and Nestle Food Company. In the year ended December 31, 2000, no single end user of the Company's products accounted for more than 10% of the Company's total revenues.

         The target market for the Xfactory Production Suite is production and visibility management for build/configure to order discrete manufacturing. System integrators, consultants, and in-house IT use the Xfactory Production Suite to support online Business-to-Business eCommerce by creating applications for order status and change order management, visibility into manufacturing, product tracking & genealogy, and collection and analysis for product line development. The Xfactory Production Suite now has over 50 customers including recent sales to Flextronics (formerly JIT Electronics Pte Ltd), Kingston Technology Company, DRS Technologies, Micro Systems Engineering, Inc., Philips Assembly Centre Hungary Ltd, Bookham Technology, Crossroads Systems, Inc., Tower Automotive, Inc., Magna International, Inc., Filtronics Compound Semiconductors Ltd, DuPont Photomasks, Inc., Teksid Aluminio de Mexico S.A. de C.V. and Simple Technology.

         Sales to foreign clients (primarily in Europe) continue to be a significant source of revenue for the Company. For the year ended December 31, 2000, 1999 and 1998, the Company realized revenues from its international operations of $10.8 million (67% of revenues), $15.1 million (59% of revenues) and $15.1 million (66% of revenues), respectively. Most of the Company's international revenues were derived from sales and services related to FactoryLink software products. See also Note 13 to Notes to Consolidated Financial Statements for additional information on foreign revenues.

         The Company has maintained a long-term partner relationship with Schneider Automation. Schneider Automation and its predecessors have been purchasing for resale a private label, OEM version of FactoryLink from the Company since 1989 and accounted for $3.8 million and $4.9 million or 24% and 19%, respectively, of total revenues for the years ended December 31, 2000 and 1999, respectively.

PRODUCT INNOVATION AND DEVELOPMENT

         The Company's product development efforts are focused on expanding the Company's portfolio of software products as well as maintaining the competitiveness of its current products, including development of future releases, improvements in the ease of use of its products and creation of new application modules and development tools as well as the development of new products that enable manufacturing performance improvement. The independence of its products from underlying hardware platforms, Graphical User Interfaces, Relational Database Management Systems, networks and other technologies and standards gives the Company the flexibility to evaluate a wide range of new opportunities to expand the current scope of its products. The Company's development activities generally are driven by market requirements and to the extent possible leverage known technologies and architectures.

         During the years ended December 31, 2000, 1999 and 1998, the Company invested approximately $12.3 million, $5.0 and $5.2 million, respectively, in product development including $4.1 million, $2.5 million and $2.5 million of capitalized software development costs in 2000, 1999 and 1998, respectively. In the years ended December 31, 2000, 1999 and 1998 the Company expended 77%, 20% and 23%, respectively, of its total revenues on product development. The Company anticipates that it will continue to commit resources to product development in the future.

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

         The Company's FactoryLink product competes with a number of software suppliers, including Intellution, owned by Emerson Electric, GEF Automation, owned by FEF-Fuanuc, Rockwell Software, owned by Rockwell Automation and Wonderware Corporation, owned by Invensys Software Systems, as well as large PLC and DCS manufacturers that provide similar software along with their hardware products.

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

INTELLECTUAL PROPERTY

         The Company holds patents in the United States covering control systems that employ the features embodied in its FactoryLink product. The Company has registered its "USDATA," "FactoryLink" and "Xfactory" trademarks with the U.S. Patent and Trademark Office, as well as in several foreign countries. The Company has applied for a U.S. and European trademark for its eMake product.

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

EMPLOYEES

         As of December 31, 2000, the Company had approximately 90 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified. The following person was an executive officer of the Company at December 31, 2000:



Name                            Age     Position
----                            ---     --------
Robert A. Merry                 51      President and Chief Executive Officer


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

ITEM 2. PROPERTIES

         The Company leases approximately 65,000 square feet of office space in Richardson, Texas. The lease agreement for this office space was due to expire in 2000. In February 2000, the Company amended the lease to extend the lease term to 2010 and increase leased office space by approximately 30,000 square feet in equal increments by mid-2000 and 2001. The first installment was completed by December 31, 2000 and the second installment was completed in February 2001 for a total of approximately 80,000 square feet of leased office space by February 2001. As a result of the fourth quarter 2000 restructuring plan, approximately 40,000 square feet of this office space is deemed to be excess lease capacity that the Company is attempting to sub lease. See further discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company leases additional office space for its eMake subsidiary in Post Falls, Idaho and for its channel support locations in Europe. The Company believes that suitable additional or alternative space will be available as needed to accommodate the corporate operations and sales offices.

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

         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), has been listed on the Nasdaq National Market since June 16, 1995, under the symbol "USDC." The following table sets forth, on a per share basis for the periods shown, the range of high and low closing prices of the Company's Common Stock compiled from published sources:


                                                     High             Low
                                                     ----             ---
         2000:
         Fourth Quarter                               4.75             0.50
         Third Quarter                                8.50             4.00
         Second Quarter                              13.00             4.63
         First Quarter                               19.13            11.13

         1999:
         Fourth Quarter                              14.94             3.13
         Third Quarter                                5.56             3.19
         Second Quarter                               4.13             2.13
         First Quarter                                4.38             1.94

         As of December 31, 2000, there were approximately 2,820 beneficial holders of record of the Company's common stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses or clearing agencies but include each such brokerage house or clearing agency as one stockholder).

RECENT SALES OF UNREGISTERED SECURITIES

         On September 12, 2000, SCP Private Equity Partners, L.P. ("SCP") and Safeguard Capital 2000, L.P. ("Safeguard") purchased through a private placement 5,300,000 shares each, for a total of 10,600,000 shares, of eMake Corporation Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (collectively referred to as the "Series A Preferred") and warrants to purchase up to an additional 5,300,000 shares each of eMake Corporation Series A-1 and Series A-2 preferred stock, respectively. The aggregate purchase price of $26,500,000 was comprised of $6,936,754 in cash and cancellation of $19,250,000 of the notes payable described in Note 10 and the related accrued interest of $313,246.

         The eMake Series A-1 Preferred Stock is convertible into shares of eMake Corporation Class A common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B Preferred Stock at the rate of one preferred share of the Company for each 40 shares of eMake Series A-1 preferred stock owned. The eMake Series A-2 Preferred Stock is convertible into shares of eMake Corporation Class B common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B Preferred Stock at the rate of one preferred share of the Company for each 40 shares of eMake Series A-2 preferred stock owned.

         During the first quarter 2001, SCP and Safeguard each elected to exercise their right to convert their eMake Series A preferred stock into shares of the Company's Series B preferred stock. See Note 14 to the Consolidated Financial Statements.

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock ("Series C Preferred"). In addition, SCP has committed to purchase an additional 37,500 shares of Series C Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before two months after the Closing Date, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. The Series C Preferred has a par value of $.01 per share and a liquidation preference of $80 per share plus cumulative dividends and interest. The preferred stock is convertible into the Company's common stock at a conversion rate of 100 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C Preferred and in preference to any dividends on the Company's common stock. As an additional condition to this equity financing, SCP and Safeguard both agreed not to exercise their right to convert their Series A-1 and A-2, respectively, warrants, issued by eMake. The excess of the liquidation preference over the purchase price of the preferred stock will be accounted for similar to a beneficial conversion feature which will be reflected as a $1.5 million dividend on preferred stock, increasing the loss applicable to common stockholders for the first quarter of 2001.

         In 1994, the Company issued warrants to Safeguard and a director of the Company to purchase common stock of the Company. The warrants entitled Safeguard and the director to purchase 698,238 and 77,582 shares, respectively, of common stock of the Company at an exercise price of $3.02 per share. In December 1999, the director exercised his warrant to purchase 77,582 shares of the Company's common stock and in June 2000 Safeguard exercised its warrant to purchase 698,238 shares of the Company's common stock for $2.1 million in cash.

         All of the above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The sales were made without general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribute and was afforded an opportunity to review all documents and ask questions of the Company's officers pertaining to matters they deemed material to an investment in the Company's securities.

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


                                                                           Years Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                    2000           1999             1998              1997                1996
                                                ------------    ------------    ------------       ------------       ------------

STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

Revenues                                        $     16,034    $     25,634    $     22,861       $     22,381       $     23,885

Income (loss) from continuing operations        $    (14,916)   $      2,767    $     (2,094)      $     (3,907)      $     (2,650)

Net loss applicable to common stockholders      $    (44,834)   $     (2,583)   $     (3,813)      $     (3,690)      $     (1,056)

Net income (loss) per common share
from continuing operations:
   Basic                                        $      (1.12)   $       0.22    $      (0.19)      $      (0.35)      $      (0.24)
   Diluted                                      $      (1.12)   $       0.19    $      (0.19)      $      (0.35)      $      (0.24)

BALANCE SHEET DATA
(in thousands)

Total assets                                    $     16,354    $     26,162    $     16,401       $     19,254       $     21,717

Long term debt, including current portion       $      1,719    $        450              --                 --                 --

Stockholders' equity (deficit)                  $    (21,212)   $     14,087    $     10,295       $     13,873       $     16,648

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         USDATA Corporation (the "Company") is a global supplier of real-time component-based application software tools for automation and application software products for manufacturing. These products and services are designed to help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. The Company has a strong global presence with more than 45,000 installs located in more than 60 countries throughout the world, channel support locations worldwide and a global network of distribution and support partners.

         The Company's software enables manufacturers to access more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. The Company's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution intended to improve manufacturing performance and give customers a competitive advantage.

         Revenues have been generated primarily from licenses of the Company's FactoryLink and Xfactory software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 19%, 13% and 15% of revenues during the years ended December 31, 2000, 1999, and 1998, respectively.

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

         In late June 2000, the Company released FactoryLink 7, a multi-user, real-time SCADA product, developed to run on the Windows 2000 and Windows NT operating systems. FactoryLink 7 was designed specifically to give businesses access to a solution with the lowest total cost of integration, installation, and support.

         In mid-1998, the Company introduced Xfactory, a manufacturing production execution software product that enables customers to leverage their existing business and planning systems with enterprise-wide, open systems solutions for production management. In mid-2000, the Company introduced the Xfactory Production Suite software enabling production, execution and tracking for eManufacturing integration with business and supply chain systems.

         The Xfactory Production Suite consists of four modules: 1) Connector for information exchange with business systems; 2) Tracker for production tracking of customer orders and products; 3) Analyzer for performance monitoring, genealogy, and data analysis; and 4) FactoryLink for data acquisition and process management.

         The Company focuses its sales efforts through selected distributors capable of providing the level of support and expertise required in the real-time manufacturing and process control application market. The division currently has channel support locations in the United States and Europe. The Company's distributors have sales locations throughout North and South America, Europe, the Far East and the Middle East.

         Effective July 1, 1998, the Company sold its Auto ID hardware integration and servicing business. In conjunction therewith, during the first quarter of 1998, the Company reported a loss of $1.5 million related to the disposal thereof and $219 thousand related to operations through the date of disposal.

         During the fourth quarter 2000, the Company implemented a restructuring plan designed to significantly reduce the Company's cost structure by reducing its workforce and other operating costs. A revised operating plan was developed to restructure and stabilize the business. See further discussion in the Liquidity and Capital Resources section.

         In February 2001, management of the Company determined that the market adoption rate of the technology around eMake was not progressing in a manner to support the necessary resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business. The Company recorded an estimate of loss on disposal of $1.2 million in the 2000 consolidated financial statements, including estimated operating losses of $360 thousand expected to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. See Note 2 in the Notes to the Consolidated Financial Statements for details regarding eMake's operating results.

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and the Company may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, market acceptance and success for service offerings, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation, the impact of Y2K and the related uncertainties may have on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "Business" in Part I, Item 1 of this report for a discussion of other important factors that could affect the validity of any such forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, the Company's statement of operations as a percentage of revenues.


                                                                      YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                2000            1999              1998
                                                             ---------        ---------        ---------
Revenues:
     Product license                                                81%              87%              85%
     Services                                                       19%              13%              15%
                                                             ---------        ---------        ---------
Total revenues                                                     100%             100%             100%
                                                             ---------        ---------        ---------
Operating expenses:
     Selling and product materials                                  80%              58%              72%
     Product development                                            51%               9%              12%
     General and administrative                                     41%              19%              26%
     Severance and other charges                                    15%               0%               0%
                                                             ---------        ---------        ---------
Total operating expenses                                           187%              86%             110%
                                                             ---------        ---------        ---------
Loss from operations                                               (87)%             14%             (10)%
Other income (expense), net                                          1%               0%               1%
Interest expense                                                    (2)%              0%               0%
                                                             ---------        ---------        ---------
Loss from continuing operations before income taxes
   and preferred stock dividends of subsidiary                     (88)%             14%              (9)%
Income tax (provision) benefit                                       0%              (3)%              0%
Preferred stock dividends of subsidiary                             (4)%              0%               0%
                                                             ---------        ---------        ---------
Loss from continuing operations                                    (92)%             11%              (9)%
Discontinued operation:
     Loss from discontinued operations                            (177)%            (20)%             (1)%
     Loss on disposal of discontinued operations,
        including operating losses of $360,000 for 2000
        and $250,000 for 1998                                       (7)%              0%              (7)%
                                                             ---------        ---------        ---------
Net loss                                                          (276)%             (9)%            (17)%
Dividends on preferred stock                                        (3)%             (1)%              0%
                                                             ---------        ---------        ---------
Net loss applicable to common stockholders                        (279)%            (10)%            (17)%
                                                             ---------        ---------        ---------

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         Total revenues for the year ended 2000 were $16.0 million, a decrease of $9.6 million or 37% compared to the same period in 1999. The decrease was primarily a result of $9.4 million in lower software licensing revenue. The decrease in software licensing revenue is primarily related to the Company's FactoryLink product, partially offset by a 31% increase in software licensing of Xfactory during 2000. The Company believes that the decrease in software licensing revenues was primarily due to a major industry-wide decline in the first quarter of 2000. Although the market did not deteriorate further throughout the remainder of 2000, it did not recover to the same levels the Company experienced in 1999. Additionally, while FactoryLink 7 was released on June 30, 2000, it was substantially later than originally planned and has adversely affected revenues during 2000. Since the first quarter of 2000, revenues have shown steady growth quarter over quarter and it is anticipated that this growth rate will continue at the same modest pace in 2001. While the Company anticipates an improvement in revenues going forward, these market dynamics could affect future buying decisions, making revenues and operating results more difficult to forecast.

         Selling and product materials expenses decreased $2.0 million from $14.8 million in 1999 to $12.8 million for the same period in 2000. The Company attributes the decrease to its cost reduction efforts under the revised operating plan developed to restructure and stabilize the business. Selling and product materials expenses as a percentage of revenues increased to 80% for the year ended December 31, 2000 from 58% for the same period in 1999 primarily resulting from the decrease in revenues from 1999.

         Product development expenses, which consisted primarily of labor costs, increased $5.7 million from $2.5 million in 1999 to $8.2 million for the same period in 2000, net of amounts capitalizable. Compared to 1999, the Company increased its engineering development activities related to the FactoryLink and Xfactory product lines. The Company capitalized $2.3 million and $2.5 million of software development costs for the twelve months ended December 31, 2000 and 1999, respectively, primarily related to the next major version of the FactoryLink product line during 2000.

         General and administrative expenses increased $1.5 million from $5.0 million in 1999 to $6.5 million for the same period in 2000. The increase is primarily due to incremental consulting fees associated with refining the Company's longer-term business plan. Also, during the second quarter 2000, the Company appointed a Chief Operating Officer. This newly staffed position contributed to the increase in general and administrative expenses during 2000. General and administrative expenses as a percentage of revenues increased to 41% for the twelve months ended December 31, 2000 from 19% for the same period in 1999, primarily due to the decrease in revenues in 2000 combined with the fixed cost nature of a majority of general and administrative costs.

         During the year 2000, the Company implemented a restructuring plan designed to reduce the cost structure by reducing its workforce and other operating expenses. The Company recorded a one-time charge of $2.5 million primarily consisting of employee severance and other employee related costs of $1.1 million. The reduction in workforce included approximately 56 employees and affected all functions of the Company. Other charges included in the $2.5 million are early lease termination and facility shutdown costs of $200 thousand, write-downs of redundant property and equipment of $81 thousand, lease costs associated with vacated office space of $1.0 million and $91 thousand for legal and other related costs. These one-time charges provide for future streamlining of operations related to cost reduction initiatives. Of the total amount expensed in 2000, approximately $827 thousand was paid through December 31, 2000 and approximately $1.4 million was paid through March 30, 2001. The remaining obligations will be paid by December 31, 2001.

         As a result of the factors discussed above, the Company recorded a net loss from continuing operations of $14.9 million for the twelve months ended December 31, 2000, compared net income from continuing operations of $2.8 million for the same period in 1999.

DISCONTINUED OPERATION

         In February 2001, the Company implemented a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business. As a result, for the year ended 2000, the Company recorded an estimated loss of $1.2 million related to the disposal of eMake, including $360 thousand in estimated operating losses to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of the business. For the twelve months ended December 31, 2000, loss from discontinued operations was $28.3 million compared to $5.2 million for the same period in 1999. The primary elements of the increase in loss from discontinued operations are set forth below.

         Total revenues for eMake were $1.1 million for the year ended 2000 compared to $1.4 million for the period ended December 31, 1999. The decrease is primarily related to the market adoption rate of the technology around eMake's products and services not progressing as quickly as anticipated.

         Selling and product materials, product development and general and administrative expenses for the discontinued operation increased $9.9 million, $1.4 million and $1.9 million, respectively, compared to the same period in 1999. The increases are primarily attributable to incremental expenses associated with developing technology, building the infrastructure, start-up and launching of eMake.

         During the year 2000, the Company implemented a restructuring plan designed to reduce eMake's cost structure by reducing its workforce and other operating expenses. The Company recorded a charge for eMake of $1.9 million primarily consisting of employee severance and other employee-related costs of $1.2 million. The reduction in workforce included approximately 93 employees and affected all functions of eMake. Other charges included in the $1.9 million are early lease termination and facility shutdown costs of $112 thousand, write-downs of redundant property, plant and equipment of $308 thousand, lease costs associated with vacated office space of $242 thousand and $10 thousand for legal and other related costs. Of the total amount expensed in 2000, approximately $667 thousand was paid through December 31, 2000 and approximately $1.1 million was paid through March 31, 2001. The remaining obligation will be paid by December 31, 2001.

         Also, included in loss from discontinued operations are $2.4 million in charges related to non-cash compensation and amortization of acquired intangible assets compared to $1.3 million for the same period in 1999. In addition, during 1999 the Company recorded a $476 thousand charge to write off acquired in process research and development costs. These charges are in connection with the acquisition of Smart Shop Software, Inc. in 1999. During the fourth quarter 2000, the Company developed a revised operating plan to restructure and stabilize eMake's operations. Accordingly, certain business activities were abandoned or curtailed that required significant operating and capital expenditures over the past 12 months. Based on the forecasted undiscounted cash flows from the revised operating plan, the Company deemed that the acquired intangible assets were impaired and recorded an asset impairment charge of $7.1 million, which is included in loss from discontinued operations. These intangible assets were deemed to be impaired due to the Smart Shop element of eMake being significantly curtailed as a result of the revised operating plan. The asset impairment charge includes a write-off of goodwill and intangible assets of $4.0 million, net and $1.5 million, net, respectively. Also included in the impairment charge are capitalized website development costs and capitalized software costs of $1.2 million, net and $365 thousand, net, respectively. These costs were deemed to be impaired due to the curtailment of the eMake portal project as a result of the revised operating plan.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Total revenues for 1999 were $25.6 million, an increase of $2.8 million or 12%, compared to 1998. The increase was a result of a $3.1 million increase in software licensing revenue, offset by a $0.3 million decrease in services revenue. North American and international revenues were 47% and 53%, respectively, of total revenues during 1999. North American and international revenues increased 20% and 6%, respectively, in 1999 compared to 1998.

         Selling and product materials expenses decreased $1.8 million or 11% in 1999 compared to 1998. This decrease was a result of decreased sales expenses of $1.3 million, decreased marketing expenses of $0.2 million and decreased support services of $0.3 million. These decreases were a result of the Company's own cost reduction efforts. Selling and product materials expenses as a percentage of revenues decreased to 58% for the year ended December 31, 1999 from 72% for the same period in 1998.

         Product development expenses (net of capitalized software development costs), which consisted primarily of labor costs, decreased $200 thousand in 1999 compared to 1998. The decrease was attributable to a decrease in contract engineering development activities related to the FactoryLink product line, partially offset by development efforts for the Xfactory product line. The Company capitalized $2.5 million of development expenses in both 1999 and 1998, primarily related to the next major version of the FactoryLink product.

         General and administrative expenses decreased $1.0 million or 16% for the year ended December 31, 1999. General and administrative expenses as a percentage of revenues decreased to 19% for the year ended December 31, 1999 from 26% for the same period in 1998, as a significant portion of general and administrative expenses were fixed in nature.

         In connection with the acquisition of Smart Shop, the Company recorded $1.7 million in charges, including non-cash compensation of $659 thousand, amortization of acquired intangible assets of $595 thousand and a charge of $476 thousand to write-off acquired in-process research and development. Such charges are included in discontinued operations.

         As a result of the factors discussed above, the Company experienced income from continuing operations of $2.8 million in 1999 versus a loss from continuing operations of $2.1 million in 1998.

         As discussed above, eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. For the twelve months ended December 31, 1999, loss from discontinued operations was $5.2 million. The primary elements of the loss from discontinued operations are set forth below.

         Selling and product materials, product development and general and administrative expenses for the discontinued operation for the year ended 1999 were $3.0 million, $0.4 million and $1.5 million, respectively. Also, included in loss from discontinued operations for 1999 are $1.3 million in charges related to non-cash compensation and amortization of acquired intangible assets, as well as a $476 thousand charge to write off acquired in process research and development costs. These charges are in connection with the acquisition of Smart Shop Software, Inc. in 1999. Revenues of $1.4 million offset the aforementioned charges.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $23.5 million of cash for the year ended December 31, 2000 compared to $5.8 million for the same period in 1999, primarily due to a net loss of $44.4 million in 2000, partially offset by improved collections on accounts receivable in 2000 and an increase in accounts payable and other accrued liabilities from 1999.

         Cash used in investing activities was $8.0 million for the year ended December 31, 2000 resulting from capital expenditures of $1.1 million and software development costs of $4.1 million. The capital expenditures were primarily attributable to computer equipment, software and other equipment.

         Cash provided by financing activities are as follows:

         In June 2000, Safeguard exercised its warrant to purchase 698,238 shares of the Company's common stock for $2.1 million in cash.

         On February 8, 2000 and March 24, 2000, the Company, through its wholly-owned subsidiary eMake, entered into two convertible promissory note agreements with a subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes had an interest rate of 12% per annum and were due in full on February 8, 2001 and March 24, 2001, respectively. If the notes payable were paid in full at maturity, interest would be forgiven. The notes were paid in full on September 12, 2000, as described below, and accrued interest of $322 thousand was forgiven.

         At various times throughout 2000, a subsidiary of Safeguard provided $10.75 million in financings to the Company or to eMake in exchange for four demand notes ranging from $1.5 million to $5.0 million. Each demand note was due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The notes had an interest rate based on a specified bank prime rate plus one percent.

         On August 14, 2000, SCP Private Equity Partners II, L.P. ("SCP") provided $6.0 million in financing to the Company's subsidiary eMake in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note had an interest rate based on a specified bank prime rate plus one percent. Concurrently, the Company repaid the $2.5 million demand note dated July 28, 2000 to Safeguard plus accrued interest of $13 thousand with proceeds from this demand note payable.

         On September 12, 2000, the Company and eMake secured $26.5 million in financing from a subsidiary of Safeguard and SCP through the issuance of preferred stock. See Note 7 of the Consolidated Financial Statements for further discussion. In connection with this transaction, the Company received $6,936,754 in cash and Safeguard and SCP cancelled the then outstanding notes payable balance due them of $19,250,000 plus accrued interest of $313,246.

         In December 2000, two wholly-owned subsidiaries of the Company entered into a Note Agreement with Chase Manhattan Bank that provides for a $3.0 million revolving credit availability through January 15, 2002. The Note Agreement bears interest at prime rate plus 1.5%, or 11% at December 31, 2000, and has a commitment fee of 1.25% per annum on the total commitment of $3.0 million. At December 31, 2000, $750 thousand was drawn under to Note Agreement.

         As a result of the loss from operations and resulting negative cash flow, the Company implemented a restructuring plan to reduce its cost structure by reducing its workforce and other operating expenses. Included in the Company's revised operating plan were the operations of the Company's subsidiary eMake. The revised operating plan included curtailing or abandoning certain business activities of eMake and the Company as of the fourth quarter of 2000. The Company recorded a one time charge of $2.5 million for the Company and $1.9 million for eMake, which is included in loss from discontinued operations.

         The development and launch of eMake, in addition to the lower revenues and increased expenses of the Company, significantly increased the Company's operating expenses and cash requirements. In order for the Company to continue its operations under its current business plan, additional public or private debt or equity financing will be required. The Company has obtained additional financing to provide the cash required under its restructured plan (see equity infusion discussed below). If necessary, the Company will delay certain operations and capital expenditures until adequate financing is obtained. In the event the Company is unable to secure sufficient debt or equity financing, the Company's operations would be significantly curtailed. There can be no assurance that the Company will be able to obtain sufficient financing or obtain such financing on terms acceptable to the Company.

         On January 31, 2001, SCP elected to exercise the right to acquire shares of Series B Convertible Preferred Stock of the Company in exchange for Series A-1 Convertible Preferred Stock of eMake Corporation. In addition, a subsidiary of Safeguard elected to exercise its right to acquire shares of Series B Convertible Preferred Stock of the Company in exchange for Series A-2 Convertible Preferred Stock of eMake Corporation.

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock ("Series C Preferred"). In addition, SCP has committed to purchase an additional 37,500 shares of Series C Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. For more information see Note 14 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137, which is effective for USDATA beginning January 1, 2000. Earlier application for certain provisions of this standard is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue transactions and accounting for deferred costs in the financial statements. The Company adopted the provisions of SAB 101 in the quarter ended December 31, 2000. Based on our current revenue recognition policies, the adoption of SAB 101 did not impact our financial position, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $218 thousand and its revolving line of credit of $750 thousand. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 11, 1999, we dismissed PricewaterhouseCoopers LLP as our independent accountants and engaged KPMG LLP as our independent accountants. We have retained KPMG LLP for the current year ended December 31, 2000. Our Audit Committee participated in and approved the decision to change independent accountants. The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through November 11, 1999, we have had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years. PricewaterhouseCoopers LLP furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of the letter, dated November 15, 1999, is filed as Exhibit 16 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 11, 1999.

         A representative of KPMG LLP is expected to be present at the annual meeting and will have an opportunity at the meeting to make a statement if he or she desires to do so, and will be available to respond to appropriate questions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by Item 10, Directors and Executive Officers of the Registrant (except for the information regarding executive officers called for by Item 401 of Regulation S-K which is included in Part I in accordance with General Instruction G(3)), is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held in May 2001, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year (the "Proxy Statement").

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

         Independent Auditors' Report for the Years Ended
                  December 31, 2000 and 1999                                                     F-1

         Report of Independent Accountants for the Year Ended
                  December 31, 1998                                                              F-2

         Consolidated Balance Sheets as of December 31, 2000 and 1999                            F-3

         Consolidated Statements of Operations and Comprehensive Loss
                  for the Years Ended December 31, 2000, 1999 and 1998                           F-4

         Consolidated Statements of Stockholders' Equity (Deficit) for the
                  Years Ended December 31, 2000, 1999 and 1998                                   F-5

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, 1999 and 1998                                               F-6

         Notes to Consolidated Financial Statements                                              F-7

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                                         F-21

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

(C)      EXHIBITS
         Exhibit No.       Description

             3.1 Certificate of Incorporation of the Company, as amended.*******

             3.2           By-laws of the Company.*

             4.1           Specimen stock certificate representing the Common
                           Stock.***

             4.2 Specimen stock certificate representing the Preferred Stock.********

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

            10.3           1994 Equity Compensation Plan, as amended.*

            10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*

            10.8 Administrative Services Agreement between Safeguard Scientifics, Inc. and the Company.***

            10.9 First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley Properties, Inc. and the Company.****

            10.10 Stock Purchase Agreement, dated August 6, 1999, by and between the Company and Safeguard Delaware, Inc.*****

            10.11 Investors' Rights Agreement, dated August 6, 1999, by and among the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc.*****

            10.12          Convertible Promissory Note dated February 8,
                           2000.******

            10.13          Convertible Promissory Note dated March 24,
                           2000.******

            10.14          Demand Note dated April 26, 2000.******

            10.15          Demand Note dated June 29, 2000.*******

            10.16          Demand Note dated July 13, 2000.********

            10.17          Demand Note dated July 28, 2000.********

            10.18          Demand Noted dated August 14, 2000.********

            10.19 Securities Purchase Agreement, dated as of August 4, 2000, by and among eMake Corporation, USDATA Corporation, Safeguard 2000 Capital, L.P. and SCP Private Equity Partners II, L.P.********

            10.20 Amended and Restated Investors' Rights Agreement, dated as of September 12, 2000, by and amoung USDATA Corporation, Safeguard Delaware, Inc., Safeguard 2000 Capital, L.P., SCP Private Equity Partners II, L.P. and Safeguard Scientifics, Inc.********

            10.21 Exchange Agreement, dated as of September 12, 2000, by and between USDATA Corporation and SCP Private Equity Partners II, L.P.********

            10.22          Export Loan Agreement.#

            10.23          Guaranty.#

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

**** Filed on March 31, 1998 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

***** Filed on March 29, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

****** Filed on May 15, 2000 as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2000.

******* Filed on August 14, 2000 as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

******** Filed on November 14, 2000 as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

*********   Filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT


THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
USDATA CORPORATION:

         We have audited the accompanying consolidated balance sheets of USDATA Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USDATA Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                              KPMG LLP


Dallas, Texas
February 2, 2001,
  except for Note 2,
  which is as of February 26, 2001,
  and Note 14, which is as of March 30, 2001



                                       F1

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF USDATA CORPORATION

In our opinion, the consolidated statement of operations, of stockholders' equity and of cash flows listed in the index appearing under Item 14 (a) (1) and
(2) on page 17 present fairly, in all material respects, the results of operations and of cash flows for USDATA Corporation and its subsidiaries (the "Company") for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


                                      PricewaterhouseCoopers LLP

Dallas, Texas
February 12, 1999






                                       F2

                       USDATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                      DECEMBER 31,       DECEMBER 31,
                                                                                         2000                1999
                                                                                      ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $        673       $      2,848
  Accounts receivable, net of allowance for doubtful
     accounts of $224 and $453, respectively                                                 4,073              6,207
  Other current assets                                                                         678                689
                                                                                      ------------       ------------
              Total current assets                                                           5,424              9,744
                                                                                      ------------       ------------
Property and equipment, net                                                                  2,216              1,791
Computer software development costs, net                                                     7,848              6,645
Software held for resale, net                                                                  824              1,079
Other assets                                                                                    42                 64
Net assets of discontinued operation                                                            --              6,839
                                                                                      ------------       ------------
              Total assets                                                            $     16,354       $     26,162
                                                                                      ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                    $      1,511       $      1,373
  Deferred revenue                                                                           1,218              1,854
  Accrued compensation and benefits                                                            808              2,234
  Current portion of long-term debt                                                          1,165                 62
  Other accrued liabilities                                                                  2,755                997
  Net liabilities of discontinued operation                                                  2,413                 --
                                                                                      ------------       ------------
              Total current liabilities                                                      9,870              6,520
                                                                                      ------------       ------------
Long-term debt, less current portion                                                           554                388
                                                                                      ------------       ------------
              Total liabilities                                                             10,424              6,908
                                                                                      ------------       ------------
Commitments and contingencies
Preferred stock, $.01 par value, 2,200,000 shares authorized:  Series A cumulative convertible redeemable preferred stock; 100,000 shares authorized;
   50,000 shares issued and outstanding in 1999                                                 --              5,167
Redeemable convertible preferred stock, Series A-1 and Series A-2,
   $.01 par value, with a redemption and liquidation value of $2.56 per share in 2000; 16,000,000 shares authorized for Series A-1 and
   16,000,000 shares for Series A-2; 5,300,000 shares issued and
   outstanding for each series of preferred stock                                           27,142                 --

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 2,200,000 shares authorized:  Series A cumulative convertible preferred stock; 100,000 shares authorized;
   50,000 shares issued and outstanding in 2000                                              5,568                 --
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 16,324,189 issued in 2000 and 15,625,951
    issued in 1999                                                                             163                156
  Additional paid-in capital                                                                23,892             21,952
  Deferred stock compensation                                                                   --             (1,278)
  Retained earnings (accumulated deficit)                                                  (41,910)             2,523
  Treasury stock at cost, 2,317,008 shares in 2000
     and 2,452,316 shares in 1999                                                           (7,961)            (8,434)
 Accumulated other comprehensive loss                                                         (964)              (832)
                                                                                      ------------       ------------
              Total stockholders' equity (deficit)                                         (21,212)            14,087
                                                                                      ------------       ------------
              Total liabilities and stockholders' equity (deficit)                    $     16,354       $     26,162
                                                                                      ------------       ------------

See accompanying notes to consolidated financial statements.

                                       F3

                      USDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                                          YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------
                                                                 2000              1999               1998
                                                             ------------       ------------       ------------
Revenues:
      Product license                                        $     13,019       $     22,408       $     19,330
      Services                                                      3,015              3,226              3,531
                                                             ------------       ------------       ------------
Total revenues                                                     16,034             25,634             22,861
                                                             ------------       ------------       ------------
Operating expenses:
      Selling and product materials                                12,812             14,776             16,574
      Product development                                           8,183              2,496              2,684
      General and administrative                                    6,521              5,001              5,962
      Severance and other restructuring charges                     2,518                 --                 --
                                                             ------------       ------------       ------------
Total operating expenses                                           30,034             22,273             25,220
                                                             ------------       ------------       ------------
Income (loss) from operations                                     (14,000)             3,361             (2,359)
Interest expense                                                     (388)               (14)                --
Other income, net                                                     114                128                198
                                                             ------------       ------------       ------------
Income (loss) from continuing operations before income
      taxes and preferred stock dividends of subsidiary           (14,274)             3,475             (2,161)
Income tax (provision) benefit                                         --               (708)                67
Preferred stock dividends of subsidiary                              (642)                --                 --
                                                             ------------       ------------       ------------
Income (loss) from continuing operations                          (14,916)             2,767             (2,094)
Discontinued operations:
      Loss from discontinued operations                           (28,324)            (5,183)              (219)
      Loss on disposal of discontinued operations,
         including operating losses of $360 for 2001
         and $250 for 1998                                         (1,193)                --             (1,500)
                                                             ------------       ------------       ------------
Net loss                                                          (44,433)            (2,416)            (3,813)
Dividends on preferred stock                                         (401)              (167)                --
                                                             ------------       ------------       ------------
Net loss applicable to common stockholders                   $    (44,834)      $     (2,583)      $     (3,813)
                                                             ------------       ------------       ------------

Net loss per common share:
      Basic:
         Income (loss) from continuing operations            $      (1.12)      $       0.22       $      (0.19)
         Loss from discontinued operations                          (2.16)             (0.44)             (0.15)
                                                             ------------       ------------       ------------
      Net loss per common share - basic                      $      (3.28)      $      (0.22)      $      (0.34)
                                                             ------------       ------------       ------------

      Diluted:
         Income (loss) from continuing operations            $      (1.12)      $       0.19       $      (0.19)
         Loss from discontinued operations                          (2.16)             (0.38)             (0.15)
                                                             ------------       ------------       ------------
      Net loss per common share - diluted                    $      (3.28)      $      (0.19)      $      (0.34)
                                                             ------------       ------------       ------------

      Weighted average shares outstanding:
         Basic                                                     13,677             11,849             11,196
         Diluted                                                   13,677             13,492             11,196
                                                             ------------       ------------       ------------


See accompanying notes to consolidated financial statements.

                                       F4

                       USDATA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                 (In thousands)




                                                                           Additional      Deferred
                                                Preferred     Common        Paid-in         Stock        Retained
                                                 Stock         Stock        Capital      Compensation    Earnings
                                               ----------    ----------    ----------    -------------  ----------

Balance, at
  December 31, 1997                            $       --    $      143    $   16,365     $       --    $    8,919
     Exercise of stock options                                                    169
     Comprehensive loss:
        Net loss                                                                                            (3,813)
        Foreign currency translation
          adjustment

            Total comprehensive loss
                                               ----------    ----------    ----------     ----------    ----------
 Balance, at
   December 31, 1998                                   --           143        16,534             --         5,106
      Exercise of stock options                                                    12
      Exercise of common stock warrants                               1            77
      Issuance of common stock                                       12         5,173
      Issuance of restricted stock                                                            (1,937)
      Amortization of deferred compensation                                                      659
      Preferred stock dividends                                                                               (167)
      Acquisition of common stock                                                 156
      Comprehensive loss:
         Net loss                                                                                           (2,416)
         Foreign currency translation
           adjustment

             Total comprehensive loss
                                               ----------    ----------    ----------     ----------    ----------
 Balance, at
   December 31, 1999                                   --           156        21,952         (1,278)        2,523
      Exercise of stock options                                                    56
      Exercise of common stock warrants                               7         2,102
      Issuance of common stock                                                    206
      Amortization of deferred compensation                                                    1,278
      Acquisition of common stock                                                 116
      Preferred stock (Note 7)                      5,167                        (164)
      Preferred stock dividends                       401                        (401)
      Acceleration of stock option vesting                                         25
      Comprehensive loss:
         Net loss                                                                                          (44,433)
         Foreign currency translation
           adjustment

             Total comprehensive loss
                                               ----------    ----------    ----------     ----------    ----------
 Balance, at
   December 31, 2000                           $    5,568    $      163    $   23,892     $       --    $  (41,910)
                                               ==========    ==========    ==========     ==========    ==========


                                                              Accumulated
                                                                 Other           Total
                                                 Tresury     Comprehensive   Stockholders'
                                                 Stock            loss           Equity
                                                ----------   --------------  -------------
Balance, at
  December 31, 1997                             $  (11,554)    $       --     $   13,873
     Exercise of stock options                         625                           794
     Comprehensive loss:
        Net loss                                                                  (3,813)
        Foreign currency translation                                                  --
          adjustment                                                 (559)          (559)
                                                                              ----------
            Total comprehensive loss                                              (4,372)
                                                ----------     ----------     ----------
 Balance, at
   December 31, 1998                               (10,929)          (559)        10,295
      Exercise of stock options                        184                           196
      Exercise of common stock warrants                (78)                           --
      Issuance of common stock                         608                         5,793
      Issuance of restricted stock                   1,937                            --
      Amortization of deferred compensation                                          659
      Preferred stock dividends                                                     (167)
      Acquisition of common stock                     (156)                           --
      Comprehensive loss:
         Net loss                                                                 (2,416)
         Foreign currency translation                                                 --
           adjustment                                                (273)          (273)
                                                                              ----------
             Total comprehensive loss                                             (2,689)
                                                ----------     ----------     ----------
 Balance, at
   December 31, 1999                                (8,434)          (832)        14,087
      Exercise of stock options                        330                           386
      Exercise of common stock warrants                                            2,109
      Issuance of common stock                         259                           465
      Amortization of deferred compensation                                        1,278
      Acquisition of common stock                     (116)                           --
      Preferred stock (Note 7)                                                     5,003
      Preferred stock dividends                                                       --
      Acceleration of stock option vesting                                            25
      Comprehensive loss:
         Net loss                                                                (44,433)
         Foreign currency translation                                                 --
           adjustment                                                (132)          (132)
                                                                              ----------
             Total comprehensive loss                                            (44,565)
                                                ----------     ----------     ----------
 Balance, at
   December 31, 2000                            $   (7,961)    $     (964)    $  (21,212)
                                                ==========     ==========     ==========



See accompanying notes to the consolidated financial statements.

                                       F5

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                         2000             1999               1998
                                                                     -----------       -----------       -----------
Cash flows from operating activities:
Net loss                                                             $   (44,433)      $    (2,416)      $    (3,813)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Loss from discontinued operations                                  28,324             5,183               219
       Loss on disposal of discontinued operations                         1,193                --             1,500
       Depreciation and amortization                                       2,527             1,045             1,448
       Write off of fixed assets                                              81                --                --
       Write off of capitalized software development costs                 1,781
       Loss on disposal                                                       --                --
       Non-cash interest expense                                             313                --                --
       Preferred stock dividends of subsidiary                               642                --                --
       Deferred income taxes                                                  --               533             1,083
       Changes in operating assets and liabilities:
           Accounts receivable, net                                        2,134              (112)           (1,522)
           Other assets, net                                                 (51)              (72)               74
           Accounts payable and other accrued liabilities                  1,977               (87)             (172)
           Accrued compensation and benefits                              (1,112)              960               319
           Deferred revenue                                                 (636)             (151)              748
                                                                     -----------       -----------       -----------
           Net cash provided by (used in) continuing operations           (7,260)            4,883              (116)
           Net cash used in discontinued operations                      (16,204)          (10,635)               --
                                                                     -----------       -----------       -----------
           Net cash used in operating activities                         (23,464)           (5,752)             (116)
                                                                     -----------       -----------       -----------
Cash flows from investing activities:
       Capital expenditures                                               (1,114)             (780)             (536)
       Capitalized software development costs                             (4,120)           (2,518)           (2,549)
       Software held for resale                                               --                --            (1,345)
       Proceeds from sale of discontinued operation                           --                --               300
                                                                     -----------       -----------       -----------
           Net cash used in continuing operations                         (5,234)           (3,298)           (4,130)
           Net cash used in discontinued operations                       (2,783)             (263)               --
                                                                     -----------       -----------       -----------
           Net cash used in investing activities                          (8,017)           (3,561)           (4,130)
                                                                     -----------       -----------       -----------
Cash flows from financing activities:
       Proceeds from stock warrant exercise                                2,109                --                --
       Proceeds from stock option exercises                                  386                --                --
       Proceeds from issuance of common stock                                 --             5,196               794
       Proceeds from issuance of preferred stock                           6,937             5,000                --
       Proceeds from issuance of demand notes payable                     26,750                --                --
       Payments on demand notes payable                                   (7,500)               --                --
       Borrowing of revolver debt                                            750                --                --
       Payments on long-term debt                                           (126)              (15)               (5)
                                                                     -----------       -----------       -----------
           Net cash provided by financing activities                      29,306            10,181               789
                                                                     -----------       -----------       -----------
Cash flows from discontinued operations                                       --                --               233
                                                                     -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents                      (2,175)              868            (3,224)
Cash and cash equivalents, beginning of period                             2,848             1,980             5,204
                                                                     -----------       -----------       -----------
Cash and cash equivalents, end of period                             $       673       $     2,848       $     1,980
                                                                     ===========       ===========       ===========

Non-cash investing and financing activities:

Conversion of notes payable and accrued interest to
  preferred stock                                                    $    19,563       $        --       $        --
Property and equipment acquired by capital lease                     $       645       $        --       $        --

See Notes 2, 4, 6 and 7 for other non-cash financing activities




See accompanying notes to consolidated financial statements.

                                       F6

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         USDATA Corporation (the "Company") is a global supplier of real-time component-based application software tools for automation and application software products for manufacturing. These products and services are designed to help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. The Company provides this knowledge through software products and services and delivers it through a community of business partners. The Company has channel support locations in the United States and Europe. The Company's distributors have sales locations throughout North and South America, Europe, the Far East and the Middle East.

         The Company's family of software products provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

LIQUIDITY

         As a result of the loss from operations and resulting negative cash flow, the Company implemented a restructuring plan to reduce its cost structure by reducing its workforce and other operating expenses. Included in the Company's revised operating plan were the operations of the Company's subsidiary eMake Corporation, Inc. ("eMake"). The revised operating plan included curtailing or abandoning certain business activities of eMake and USDATA as of the fourth quarter of 2000. In February 2001, the Company adopted a plan to terminate the operations of eMake due to the market adoption rate of the technology around eMake not progressing in a manner to support the resources needed to continue eMakes's revised operating plan (see Note 2). The Company continues to seek additional debt or equity financing necessary to execute USDATA's revised operating plan. In the event the Company is unable to secure sufficient debt or equity financing, the Company's operations would be further curtailed. There can be no assurance that the Company will be able to obtain sufficient financing or obtain such financing on terms acceptable to the Company (See Note 14).

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

CAPITALIZED SOFTWARE

         Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product



                                       F7
is available for general release to customers. Annual amortization, charged to cost of sales, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. The total computer software development costs capitalized for 2000, 1999 and 1998 were $2.3 million (net of a write-off of $1.8 million), $2.5 million, and $2.5 million, respectively. The total costs amortized and charged to operations for 2000, 1999 and 1998 were $1.1 million, $0, and $.4 million, respectively. Accumulated amortization at December 31, 2000 and 1999 was $3.1 million and $2.0 million, respectively.

SOFTWARE HELD FOR RESALE

         In 1998, the Company purchased the underlying source code for a certain software product, which is held for resale in the ordinary course of business. The original purchase costs of such software were capitalized and are being amortized utilizing the straight-line method over the estimated economic life of five years. Total costs amortized and charged to operations for 2000, 1999 and 1998 were $236 thousand, $237 thousand and $59 thousand, respectively.

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

STOCK-BASED COMPENSATION

         The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for stock options and other stock based awards under its stock option plan.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. This method results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS

         The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's bank note payable and revolving line of credit at December 31, 2000 and 1999 approximates fair value as these notes payable bear interest at market rates.

NET LOSS PER SHARE OF COMMON STOCK

         Net loss per share of common stock is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share when their inclusion would be antidilutive to the results of continuing operations.

         Options to purchase 1.5 million and 1.2 million shares of common stock for 2000 and 1998, respectively, and warrants to acquire 0.8 million shares of common stock for 1998 were not included in the computation of diluted earnings per share as their impact would be antidilutive.



                                       F8

FOREIGN CURRENCY TRANSLATION

         The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates statement of operations amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statements of operations.

CONCENTRATION OF CREDIT RISK

         The Company licenses software and provides services to established companies. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses. At December 31, 2000, the Company had two customers with outstanding accounts receivable balances of approximately $0.7 million and $0.6 million, respectively. These customers represented approximately 24% and 6%, respectively, of the Company's revenues for 2000. At December 31, 1999, the Company had two customers with outstanding accounts receivable balances of approximately $1.3 million and $1.7 million, respectively. These customers represented approximately 19% and 7%, respectively, of the Company's revenues for 1999.

2.       DISCONTINUED OPERATIONS

         In February 2001, management of the Company determined that the market adoption rate of the technology around the Company's subsidiary eMake was not progressing in a manner to support the resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan on February 26, 2001 to terminate the operations of eMake as of March 31, 2001 as part of a strategy to commit the Company's resources to its core business. At December 31, 2000, the Company recorded an estimated loss on disposal of $1.2 million, including estimated operating losses of $360 thousand expected to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. Prior year consolidated financial statements have been restated to present eMake as a discontinued operation. Summarized financial data of the discontinued operation as follows:

(in thousands)                                                 2000            1999
--------------                                              ----------      ----------
Financial position:
   Current assets                                           $       26      $      571
   Property and equipment, net                                      --             371
   Cost in excess of fair value of tangible net
      assets purchased  (a) (c)                                     --           4,742
   Intangible and other assets  (a) (c)                             --           1,860
   Total liabilities                                            (2,439)           (705)
                                                            ----------      ----------
   Net assets (liabilities) of discontinued
      operation                                             $   (2,413)     $    6,839
                                                            ==========      ==========

(in thousands)                                                 2000            1999
--------------                                              ----------      ----------
Discontinued operation:
   Revenues                                                 $    1,075      $    1,411
                                                            ----------      ----------
   Operating expenses before severance and other
      restructuring and acquisition related charges             18,087           4,864
   Severance and other restructuring charges  (b)                1,861              --
   Non-cash stock compensation  (a)                              1,278             659
   Amortization of intangible assets  (a)                        1,078             595
   Asset impairment charge  (c)                                  7,095              --
   Purchased in process research and development  (a)               --             476
                                                            ----------      ----------
   Loss from discontinued operation                         $  (28,324)     $   (5,183)
                                                            ==========      ==========



                                       F9

(a)      Acquisition of Smart Shop

         On August 6, 1999, the Company completed its acquisition of substantially all of the assets and certain liabilities of Smart Shop Software, Inc. ("Smart Shop") for $6.4 million in cash, plus transaction costs of $0.2 million. The eMake segment operations were built around the Smart Shop operations and assets acquired. This acquisition was accounted for under the purchase method of accounting. The excess purchase price over the estimated fair value of net tangible assets was allocated to various intangible assets, consisting of developed technology of $1.8 million, assembled work force of $251 thousand and goodwill of $5.2 million, all of which were being amortized to expense on a straight-line basis over 5 years. Accumulated amortization at December 31, 1999 was $147 thousand, $21 thousand and $427 thousand, respectively. In addition, $476 thousand of the purchase price was allocated to in-process research and development costs. In-process research and development relates to several of Smart Shop's research and development projects at various stages of development related to Smart Manager 7.0, on which version Smart Shop began development in March 1999. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development efforts, resulting net cash flows from Smart Manager 7.0 and the discounting of such cash flows back to their present value. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition of August 6, 1999. The acquired intangible assets were written off in 2000 (See (c) below).

         In connection with the acquisition, the Company also issued 500,000 shares of common stock to certain former shareholders of Smart Shop who became employees of the Company. The shares of common stock were held in escrow as collateral for performance under the purchase agreement to be released from escrow to the shareholders in six tranches each six months following the closing date of August 6, 1999. In connection with these shares, deferred stock compensation of $1.9 million was recorded in stockholders' equity in 1999. The deferred stock compensation is being recognized as compensation expense over 36 months, as the restrictions lapse. The Company recorded a non-cash stock compensation charge of $659 thousand for the period ended December 31, 1999 related to the initial amortization of this compensation charge. During 2000, the remaining shares were released from escrow due to the severance arrangements described in (b) below. As a result, the Company accelerated the amortization of the compensation charge in full and recorded a non-cash stock compensation charge of $1.3 million for the period ended December 31, 2000.

(b)      Severance and Other Restructuring Charges

         During the year 2000, the Company implemented a restructuring plan designed to reduce the Company's and eMake's cost structure by reducing its workforce and other operating expenses. The Company recorded a one time charge for eMake of $1.9 million primarily consisting of employee severance and other employee-related costs of $1.2 million. Other charges included in the $1.9 million are early lease termination and facility shutdown costs of $112 thousand, write-downs of redundant property and equipment of $308 thousand, lease costs associated with vacated office space of $242 thousand and $10 thousand for legal and other related costs.

         Severance costs were determined based upon employees' years of service as well as level within the organization. The reduction in workforce included approximately 93 employees, or approximately 67%, and affected all functions of eMake. Of the total amount charged to expense for the year ended December 31, 2000, approximately $603 thousand has been paid through December 31, 2000. All affected employees were terminated as of December 31, 2000.

         Of the total lease termination and facility shutdown costs charged to expense for the year 2000, approximately $54 thousand has been paid through December 31, 2000 and approximately $10 thousand has been paid related to legal and other costs through December 31, 2000.

         In addition, as a result of the restructuring plan, the Company released shares from escrow, in accordance with the Smart Shop Software, Inc. purchase agreement, which were held as collateral for certain employment-related performance requirements. $610 thousand in non-cash compensation related to this accelerated release of shares is included in loss from discontinued operations.

         At December 31, 2000, $563 thousand in employee severance costs and other employee related costs, $58 thousand in early lease termination and facility shutdown costs and $242 thousand in vacated office space costs are included in accrued liabilities. All severance and other restructuring costs will be paid in full by December 31, 2001.

(c)      Asset Impairment Charge

         In conjunction with the Company's restructuring plan described above and in Note 6, the Company re-evaluated eMake's business model during the fourth quarter of 2000. A revised operating plan was developed to



                                       F10
restructure and stabilize the business. Based on the forecasted undiscounted cash flows from the revised operating plan, the Company deemed that certain intangible assets of eMake were impaired and recorded an asset impairment charge of $7.1 million. The amount of the impairment was measured based upon projected discounted future cash flows from the revised operating plan. The asset impairment charge includes a write-off of goodwill and intangible assets of $4.0 million, net and $1.5 million, net, respectively. Also included in the impairment charge are capitalized website development costs and capitalized software costs of $1.2 million, net and $365 thousand, net, respectively.

(d)      1998 Discontinued Operation

         Effective July 1, 1998, the Company sold its Auto ID hardware integration and servicing business ("Systems Operations"). In conjunction therewith, during the first quarter of 1998, the Company reported a loss of $1.5 million related to the disposal thereof and $219 thousand related to operations through the date of disposal. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the Software Operations with the net results of the Systems Operations reported on its statements of operations under the caption "Discontinued Operations". Revenues related to the Systems Operations were $3.1 million for the year ended December 31, 1998.

3.       PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31, 2000 and 1999 were as follows:

(in thousands)                                                       2000              1999
--------------                                                   ------------      ------------
Equipment                                                        $      2,183      $      6,292
Purchased software                                                      1,245             1,120
Furniture and fixtures                                                    130               390
Leasehold improvements                                                     84                26
Vehicles                                                                   16                16
Assets under capital leases                                             1,014                --
                                                                 ------------      ------------
                                                                        4,672             7,844
 Accumulated depreciation
    and amortization                                                   (2,456)           (6,053)
                                                                 ------------      ------------

Net property and equipment                                       $      2,216      $      1,791
                                                                 ============      ============

4.       DEBT

         The Company's borrowings at December 31, 2000 and 1999 consisted of:

(in thousands)                                                       2000              1999
--------------                                                   ------------      ------------
Revolving line of credit                                         $        750      $         --
Bank promissory note                                                      218               276
Non-interest bearing note payable                                         174               174
Capital leases                                                            577                --
                                                                 ------------      ------------
   Total debt                                                           1,719               450
Less current portion                                                    1,165                62
                                                                 ------------      ------------
                                                                 $        554      $        388
                                                                 ============      ============

         In December 2000, two wholly-owned subsidiaries of the Company entered into a Note Agreement ("Note") with Chase Manhattan Bank that provides for a $3.0 million revolving credit availability through January 15, 2002. The Note bears interest at prime rate plus 1.5%, or 11% at December 31, 2000, and has a commitment fee of 1.25% per annum on the total commitment of up to $3.0 million. The Note is collateralized by certain foreign accounts receivable of the Company's and is guaranteed by the Company, a wholly-owned subsidiary of the Company and Export-Import Bank of the United States for 90% of principal and interest. At December 31, 2000, $750 thousand was drawn under the Note Agreement and is included in current liabilities. Based on the qualifying borrowing base arrangement under the Note, total availability at December 31, 2000 was $924 thousand. Due to the nature of the qualifying borrowing base arrangement, the Company's borrowing capability varies each month depending on billings and cash collections.



                                       F11

         In conjunction with the Smart Shop acquisition, the Company, through its wholly owned subsidiary, assumed a promissory note with a bank in the amount of $297 thousand of which $218 thousand and $276 thousand was outstanding at December 31, 2000 and 1999, respectively. The note agreement requires monthly installments of $7 thousand including interest at the bank prime rate plus 1.5%, or 11% at December 31, 2000. The note is collateralized by all accounts receivable, inventory, general intangibles, equipment and fixtures of the wholly-owned subsidiary. The promissory note is guaranteed by the Company and the final payment of the outstanding balance is due in August 2003. Interest paid in 2000 and 1999 totaled $24 thousand and $10 thousand, respectively.

         Also, in connection with the 1999 Smart Shop acquisition, the Company assumed a $174 thousand noninterest-bearing note payable to a former Smart Shop shareholder. The note is due in its entirety on August 5, 2002.

5.       INCOME TAXES

         The components of loss before income taxes including discontinued operations for the years ended December 31, 2000, 1999 and 1998 included the following:

(in thousands)                                       2000             1999              1998
--------------                                   ------------     ------------      ------------
United States                                    $    (44,433)    $     (1,708)     $     (3,888)
Foreign                                                    --               --                 8
                                                 ------------     ------------      ------------
                                                 $    (44,433)    $     (1,708)     $     (3,880)
                                                 ============     ============      ============

         The components of income tax benefit (expense) for the years ended December 31, 2000, 1999 and 1998 are as follows:

(in thousands)                                       2000             1999              1998
--------------                                   ------------     ------------      ------------
Current:
  Federal                                        $         --     $         --      $      1,482
  State                                                    --               --               174
  Foreign                                                  --             (175)               --
                                                 ------------     ------------      ------------
                                                           --             (175)            1,656
                                                 ------------     ------------      ------------
Deferred:
  Federal                                                  --             (484)           (1,518)
  State                                                    --              (49)              (71)
                                                 ------------     ------------      ------------
                                                           --             (533)           (1,589)
                                                 ------------     ------------      ------------
  Income tax (expense) benefit                   $         --     $       (708)     $         67
                                                 ============     ============      ============

         Benefit (provision) for income taxes differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 34% to income (loss) before taxes as a result of the following for the years ended December 31, 2000, 1999 and 1998:

(in thousands)                                       2000             1999              1998
--------------                                   ------------     ------------      ------------
Expected tax benefit (expense)                   $      5,071     $     (1,181)     $        712
Research and development
 credit                                                    --               --               201
State taxes, net of federal
 benefit                                                   --               --                68
Change in valuation allowance                         (15,323)          (1,024)           (1,521)
Change in prior year estimate                              --             (175)               --
Discontinued operations                                10,036            1,762               584
Other                                                     216              (90)               23
                                                 ------------     ------------      ------------
Income tax (provision) benefit                   $         --     $       (708)     $         67
                                                 ============     ============      ============



                                       F12

The components of deferred taxes at December 31, 2000 and 1999 were as follows:

(in thousands)                                                       2000              1999
--------------                                                   ------------      ------------
Deferred tax assets:
   Net operating loss                                            $     16,053      $      4,160
   Impairment and restructuring                                         3,733                --
   Allowance for doubtful accounts                                         84               169
   Accrued benefits                                                        40                40
   Credits                                                                506               506
   Intangible assets                                                      559               321
   Compensation                                                           725               247
   Other                                                                  525               137
   Valuation allowance                                                (17,868)           (2,545)
                                                                 ------------      ------------
                                                                 $      4,357      $      3,035
                                                                 ============      ============
Deferred tax liabilities:
   Depreciation                                                           649               308
   Capitalized software                                                 3,646             2,622
   Other                                                                   62               105
                                                                 ------------      ------------
                                                                 $      4,357      $      3,035
                                                                 ============      ============

         At December 31, 2000, the Company had net operating loss carryforwards of approximately $43 million, which will expire beginning in 2018.

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

6.       SEVERANCE AND OTHER RESTRUCTURING CHARGES

        During the year 2000, the Company implemented a restructuring plan designed to reduce the Company's and its subsidiary eMake Corporation's ("eMake") cost structure by reducing its workforce and other operating expenses (See Note 2 for discussion on eMake). The Company recorded a charge of $2.5 million primarily consisting of employee severance and other employee-related costs of $1.1 million. Other charges included in the $2.5 million are early lease termination and facility shutdown costs of $200 thousand, write-downs of redundant property, plant and equipment of $81 thousand, lease costs associated with vacated office space of $1.0 million and $91 thousand for legal and other related costs. These charges provide for future streamlining of operations related to cost reduction initiatives.

         Severance costs were determined based upon employees' years of service as well as level within the organization. The reduction in workforce included approximately 56 employees, or approximately 41% of the workforce, and affected all functions of the Company. Of the total amount charged to expense for the year ended December 31, 2000, approximately $691 thousand has been paid through December 31, 2000. All affected employees were terminated as of December 31, 2000.

         Of the total lease termination and facility shutdown costs, vacated office space and legal and other costs charged to expense for the year 2000, approximately $59 thousand, $54 thousand and $23 thousand, respectively, has been paid through December 31, 2000.

         At December 31, 2000, $410 thousand in employee severance costs, $141 thousand in early lease termination and facility shutdown costs, $988 thousand in lease costs associated with vacated office space and $68 thousand in legal and other remaining costs are included in accrued liabilities. All severance and other restructuring costs will be paid in full by December 31, 2001.



                                       F13

7.       STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

PREFERRED STOCK

         The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to 2.2 million shares of preferred stock in one or more series and to fix the rights and preferences of each series. In 1999, the board of directors designated 100,000 shares of authorized preferred stock as Series A convertible Preferred Stock, of which 50,000 shares are issued and outstanding at December 31, 2000 and 1999. In September 2000, the Company executed an amendment to the Certificate of Designation for the Company's Preferred Stock which changed the terms of the Series A Preferred Stock and designated 800,000 shares of authorized but unissued preferred stock as Series B convertible Preferred Stock. The amended terms included that neither the Series A Preferred Stock or Series B Preferred Stock are redeemable and that the cumulative dividends are no longer interest bearing.

SERIES A CONVERTIBLE PREFERRED STOCK

         On August 6, 1999, the Company issued through a private placement 50,000 shares of the Company's Series A convertible Preferred Stock for $5.0 million to a wholly-owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), the Company's primary stockholder. The Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $100 per share plus cumulative dividends and interest. Dividends on the Series A Preferred Stock are cumulative and payable at a rate of $8.00 per share per annum and preference to any dividends on the Company's common stock. The preferred stock is convertible at any time into shares of common stock of the Company at a conversion rate of $4.65 per share of common stock. The preferred stock is also convertible into shares of common stock of any majority owned subsidiary of the Company through the earliest of the following events: (a) June 1, 2006; (b) the commencement of the liquidation or winding up of the business of eMake; (c) the sale of all or substantially all of the assets and properties of eMake; (d) a merger, consolidation or other similar transaction involving eMake in which eMake is not the surviving entity or eMake is the surviving entity but after which the holders of the outstanding voting securities of eMake before the transaction hold less than 50% of eMake's outstanding voting securities after the transaction; (e) the sale by eMake of its securities in a public offering; or (f) a decrease in the ownership percentage of the Company's voting securities of eMake to the extent that eMake would cease to be a consolidated subsidiary of the Company. The Series A Preferred Stock was mandatorily redeemable according to the original terms, however in September 2000, the Series A designation was amended to remove the mandatory redemption provision. At December 31, 2000 and 1999, the aggregate liquidation preference was $5,568 thousand and $5,167 thousand based on cumulative dividends and interest of $568 thousand and $167 thousand, respectively.

SERIES A-1 AND A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK OF eMAKE

         On August 7, 2000, the Company and eMake executed a Securities Purchase Agreement to provide $26.5 million in financing in the form of eMake preferred stock. The transaction was approved by the Company's stockholders on September 11, 2000 and the transaction was completed on September 12, 2000.

         On September 12, 2000, SCP Private Equity Partners, L.P. ("SCP") and Safeguard purchased through a private placement 5,300,000 shares each, for a total of 10,600,000 shares, of eMake Corporation Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (collectively referred to as the "Series A Preferred") and warrants to purchase up to an additional 5,300,000 shares each of eMake Corporation Series A-1 and Series A-2 preferred stock, respectively. The aggregate purchase price of $26,500,000 was comprised of $6,936,754 in cash and cancellation of $19,250,000 of the notes payable described in Note 10 and the related accrued interest of $313,246.

         The Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $2.50 per share plus cumulative dividends. The holders of at least two-thirds of the outstanding shares of the Series A preferred stock can require eMake to redeem all the shares at $2.50, plus unpaid dividends, per share at any time after September 12, 2005. Dividends on the eMake Series A Preferred Stock are cumulative and payable at a rate of $.05 per share per calendar quarter and in preference to any dividends on eMake's common stock. The dividends are payable, with respect to the eMake Series A-1 Preferred Stock, in additional shares of eMake Series A-1 preferred stock and with respect to the eMake Series A-2 Preferred Stock, in additional shares of eMake Series A-2 preferred stock. The eMake Series A-1 Preferred Stock is convertible into shares of eMake Corporation Class A common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B preferred stock at the rate of one USDATA preferred share for each 40 shares of eMake Series A-1 preferred share owned. The eMake Series A-2 Preferred Stock is convertible into shares of eMake Corporation Class B common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B preferred stock at the rate of one USDATA preferred share for each 40 shares of eMake Series A-2 preferred share owned.

         On January 31, 2001, SCP and Safeguard each elected to exercise their right to convert their eMake Series A preferred stock into shares of the Company's Series B preferred stock (See Note 14).



                                       F14

WARRANTS TO PURCHASE COMMON STOCK

         In 1994, the Company issued warrants to Safeguard and a director of the Company to purchase common stock of the Company. The warrants entitled Safeguard and the director to purchase 698,238 and 77,582 shares, respectively, of common stock of the Company at an exercise price of $3.02 per share. In December 1999, the director exercised his warrant to purchase 77,582 shares of the Company's common stock and in June 2000 Safeguard exercised its warrant to purchase 698,238 shares of the Company's common stock for $2.1 million in cash.

WARRANTS TO PURCHASE SERIES A-1 AND A-2 PREFERRED STOCK

         The eMake Series A-1 and eMake Series A-2 preferred stock warrants issued to SCP and Safeguard, respectively, grant to the holders the right to purchase up to an additional 5,300,000 shares of eMake Series A-1 convertible preferred stock and up to an additional 5,300,000 shares of eMake Series A-2 convertible preferred stock, respectively, at an exercise price of $.01 per share. The amount of eMake Series A Preferred Stock that can be acquired upon exercise is based on the number of users licensed to use eMake's software from a server or client workstation as of June 30, 2001 and varies from zero to a total of 5,300,000 shares of eMake Series A-1 Preferred Stock and 5,300,000 shares of eMake Series A-2 Preferred Stock. The warrants are exercisable anytime after June 30, 2001 through the earliest of the following events: (a) June 1, 2006;
(b) the commencement of the liquidation or winding up of the business of eMake;
(c) the sale of all or substantially all of the assets and properties of eMake;
(d) a merger, consolidation or other similar transaction involving eMake in which eMake is not the surviving entity or eMake is the surviving entity but after which the holders of the outstanding voting securities of eMake before the transaction hold less than 50% of eMake's outstanding voting securities after the transaction; (e) the sale by eMake of its securities in a public offering;
(f) a decrease in the ownership percentage of the Company's voting securities of eMake to the extent that eMake would cease to be a consolidated subsidiary of the Company; or (g) the exercise by SCP or Safeguard of its right to exchange the last outstanding Series A share for shares of USDATA's Series B preferred stock. These warrants expire on June 30, 2006. See Note 14.

         The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:

                                                                          Common Stock
                                                         -----------------------------------------------
                                         Preferred                          Held In
                                        Stock Issued        Issued          Treasury        Outstanding
                                        ------------     ------------     ------------      ------------
BALANCE AT DECEMBER 31, 1997                      --       14,343,550        3,321,894        11,021,656
Common shares issued or purchased                 --               --         (215,710)          215,710
                                        ------------     ------------     ------------      ------------
BALANCE AT DECEMBER 31, 1998                      --       14,343,550        3,106,184        11,237,366
Common shares issued or purchased                 --        1,282,401         (653,868)        1,936,269
                                        ------------     ------------     ------------      ------------
BALANCE AT DECEMBER 31, 1999                      --       15,625,951        2,452,316        13,173,635
Series A Preferred Stock                      50,000               --               --                --
Common shares issued or purchased                 --          698,238         (135,308)          833,546
                                        ------------     ------------     ------------      ------------
BALANCE AT DECEMBER 31, 2000                  50,000       16,324,189        2,317,008        14,007,181
                                        ============     ============     ============      ============

8.       EQUITY COMPENSATION PLAN

         In 1994, the Company adopted the 1994 Equity Compensation Plan (the 1994 Plan), which provides for stock options to be granted to employees, independent contractors and directors. The 1994 Plan was amended in 2000 to provide for the issuance of up to 3,000,000 shares of common stock pursuant to the grant of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SARs) and restricted stock awards. Options issued under the 1994 Plan generally vest over a four-year period and are exercisable up to eight years from the date of grant at a price per share equal to the fair market value of the underlying stock on the date of grant. The 1994 Plan also authorizes an automatic grant of options to purchase 15,000 shares of common stock to certain eligible directors upon initial election to the board of directors and a further grant of options to purchase 3,000 shares of common stock following the completion of each two-year period of service. Options granted to directors have a eight-year term and vest over four years. At December 31, 2000, there were 804,000 shares available for future grant under the 1994 Plan.



                                       F15

         The Company applies APB Opinion No. 25 in accounting for its stock option grants under these plans, which are described above. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's stock option plans had been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the method provided by SFAS 123, the Company's net loss and related per share amounts would have been reflected by the following pro forma amounts for the years ended December 31, 2000, 1999 and 1998:

(in thousands, except per share data)                               2000            1999            1998
-------------------------------------                            ----------      ----------      ----------

Net loss applicable to common stockholders       As reported     $  (44,834)     $   (2,583)     $   (3,813)
                                                 Pro forma          (45,990)         (3,405)         (4,536)

Basic net loss per common share                  As reported          (3.28)          (0.22)          (0.34)
                                                 Pro forma            (3.36)          (0.29)          (0.40)

Diluted net loss per common share                As reported          (3.28)          (0.19)          (0.34)
                                                 Pro forma            (3.36)          (0.25)          (0.40)

       The grant date per share weighted average fair value of stock options granted by the Company during the years ended December 31, 2000, 1999 and 1998 was $4.89, $4.02 and $3.07, respectively.

         The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Scholes option-pricing model:

                                                      2000              1999              1998
                                                  ------------      ------------      ------------

Dividend yield                                              0                 0                 0
Expected volatility                                       121%               95%               75%
Risk-free rate of return                          5.0% to 6.3%      5.3% to 6.6%      4.4% to 5.8%
Expected option life                                  5 years           5 years           5 years

Option activity under the Company's Plans is summarized as follows:

(in thousands, except share prices)                 2000                           1999                           1998
-----------------------------------      --------------------------     --------------------------     --------------------------
                                                          Weighted                      Weighted                        Weighted
                                                           Average                       Average                         Average
                                                          Exercise                      Exercise                        Exercise
                                           Shares           Price         Shares          Price          Shares           Price
                                         ----------      ----------     ----------      ----------     ----------      ----------

Outstanding at beginning of period            1,652      $     3.97          1,162      $     4.23          1,233      $     4.37
Options granted                                 425           10.79            573            3.57            404            4.72
Options exercised                               (94)           4.13            (52)           3.77
Options forfeited                              (476)           7.12            (31)           5.05           (475)           4.80
                                         ----------      ----------     ----------      ----------     ----------      ----------

Outstanding at end of period                  1,507      $     4.89          1,652      $     4.02          1,162      $     4.23
                                         ----------      ----------     ----------      ----------     ----------      ----------

Options exercisable at year-end                 830      $     4.03            504      $     4.14            296
Shares available for future grant               804                            253                            295



                                       F16

The following summarizes information about the Company's stock options outstanding at December 31, 2000 (in thousands, except share prices):

                                     Options Outstanding                          Options Exercisable
                          -----------------------------------------------   -----------------------------
                                        Weighted Avg.
                                         Remaining
                              Number   Contractural Life    Weighted Avg.      Number       Weighted Avg.
Range of Exercise Prices  Outstanding     (in years)       Exercise Price   Exercisable    Exercise Price
------------------------  -----------  -----------------   --------------   -----------    --------------

$ 2.50 - $3.50                   353            5.3          $     3.03            167          $     3.21
$ 3.63 - $3.94                   555            5.4                3.88            384                3.86
$ 4.00 - $4.63                   328            5.6                4.45            232                4.45
$ 5.00 - $8.88                   150            6.1                6.12             47                6.20
$ 11.00 - $17.00                 121            7.1               14.64             --               11.64
                          ----------                                        ----------
                               1,507            5.7          $     4.89            830          $     4.03
                          ==========                                        ==========

9.       RETIREMENT PLAN

         The Company maintains a discretionary defined contribution plan covering substantially all employees. During the years ended December 31, 2000, 1999 and 1998, the Company made contributions of approximately $0.2 million, $0.1 million and $89 thousand, respectively, to this plan.

10.      RELATED PARTY TRANSACTIONS

         Safeguard owns approximately 43% of the Company's outstanding common stock, on a fully diluted basis. Effective January 1, 1995, the Company and Safeguard entered into an administrative service agreement whereby Safeguard provides the Company with business and organizational strategy, legal and investment management, and merchant and investment banking services. The agreement provides for the payment of an administrative service fee of $30 thousand per month. The initial agreement expired on December 31, 1995, and was renewed annually on a year to year basis. The agreement was terminated as of March 31, 2000. General and administrative expense on the consolidated statements of operations includes $0.1 million, $0.4 million and $0.4 million of such administrative service fees for the years ended December 31, 2000, 1999 and 1998. Additionally, in 1999 the Company paid $48 thousand for legal fees and in 1998 the Company paid $75 thousand for consulting services to Safeguard, which were not covered by this agreement.

         On February 8, 2000 and March 24, 2000, the Company, through its wholly-owned subsidiary eMake, entered into two convertible promissory note agreements with a subsidiary of Safeguard for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes had an interest rate of 12% per annum and were due in full on February 8, 2001 and March 24, 2001, respectively. The terms of the notes payable included a clause that if the notes payable were paid in full at maturity, interest would be forgiven. The notes were paid in full on September 12, 2000, as described below, and accrued interest of $322 thousand was forgiven.

         At various times throughout 2000, a subsidiary of Safeguard provided $10.75 million in financings to the Company or to eMake in exchange for four demand notes ranging from $1.5 million to $5.0 million. Each demand note was due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The notes had an interest rate based on a specified bank prime rate plus one percent.

         On August 14, 2000, SCP provided $6.0 million in financing to the Company's subsidiary eMake in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note had an interest rate based on a specified bank prime rate plus one percent. Concurrently, the Company repaid the $2.5 million demand note dated July 28, 2000 to Safeguard plus accrued interest of $13 thousand with proceeds from this demand note payable.

         On September 12, 2000, the Company and eMake secured $26.5 million in financing from Safeguard and SCP through the issuance of preferred stock (See
Note 7). In connection with this transaction, the Company received $6,936,754 in cash and Safeguard and SCP cancelled the then outstanding notes payable balance due them of $19,250,000 plus accrued interest of $313,246.

         In March 2000, the Company, through its wholly-owned subsidiary eMake, entered into a master agreement



                                       F17
with CompuCom Systems, Inc. ("CompuCom"), a Safeguard partnership company. The master agreement engaged Compucom to assist the Company with the planning, development, implementation and support of eMake. This agreement was subsequently terminated in December 2000 due to the Company's restructuring. Total payments to CompuCom during 2000 were approximately $1.0 million.

         In August 1999, the Company issued through a private placement 1,204,819 shares of the Company's common stock for $5.0 million and 50,000 shares of the Company's Series A convertible preferred stock for $5.0 million to a wholly owned subsidiary of Safeguard.

         The manager of the Company's European operations was also the managing director of the Company's largest distributor in the United Kingdom for the first six months of 2000 and for the twelve months ended 1999 and 1998. Effective February 1996, the Company entered into a distribution agreement with this distributor to which, in general, the Company sells products at discounts from list price representative of discounts given to similar distributors. Consolidated revenues includes approximately $1.4 million, $1.3 million and $1.1 million of sales to this distributor for the years ended December 31, 2000, 1999 and 1998, respectively. Accounts receivable from this customer were $223 thousand and $291 thousand at December 31, 2000 and 1999, respectively. The Company has also entered into a shared facility arrangement, in which certain office space and equipment are shared between the distributor and the Company's European Headquarters. The shared facility arrangement was terminated in September 2000.

11.      COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases office space, office furniture, equipment and automobiles under non-cancelable capital and operating lease agreements which expire at various dates through the year 2010. Assets recorded under capital leases were $1.1 million at December 31, 2000 and the related accumulated amortization was $98 thousand at December 31, 2000. Amortization of capital lease assets of $73 thousand and $8 thousand was included in depreciation expense for the years ended December 31, 2000 and 1998, respectively.

         Future minimum lease payments at December 31, 2000 under capital and operating leases were as follows (in thousands):


                                                    Capital           Operating
                                                    Leases             Leases
                                                 ------------      ------------

2001                                             $        198      $      1,833
2002                                                      198             1,829
2003                                                      138             1,808
2004                                                       67             1,634
2005                                                       44             1,607
2006 and thereafter                                        --             7,502
                                                 ------------      ------------
Total minimum lease commitments                           645      $     16,213
                                                 ============      ============
Less amounts representing interest                         68
                                                 ------------
Present value of net minimum lease payments               577
Less current portion                                      162
                                                 ------------
                                                 $        415
                                                 ============

         Total rent expense was approximately $1.1 million, $1.1 million and $1.0 million during the years ended December 31, 2000, 1999 and 1998, respectively.

OTHER

         The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.



                                       F18

12.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities were comprised of the following components at December 31, 2000 and 1999:


(in thousands)                                    2000            1999
--------------                                 ----------      ----------
Accrued severance and other restructuring
   charges (see Note 6)                        $    1,197      $       --
Professional services                                 672             214
Other accrued expenses                                886             783
                                               ----------      ----------
                                               $    2,755      $      997
                                               ==========      ==========

13.      SEGMENT AND GEOGRAPHIC DATA

         The Company operates predominantly in one line of business, that being development, marketing and supporting component-based software products for customers requiring enterprise-wide, open systems solutions for the manufacturing and production markets. The following table presents the pertinent data relating to foreign operations:


                                              Year Ended December 31,
                                     ------------------------------------------
(in thousands)                          2000            1999             1998
--------------                       ----------      ----------      ----------
Revenues to external customers:
      United States                  $    5,230      $   10,494      $    7,792
      Canada                                703           1,430           2,134
      France                              3,235           3,916           4,219
      United Kingdom                      1,450           1,512           1,244
      Italy                                 802           1,299           1,598
      Others                              4,614           6,983           5,874
                                     ----------      ----------      ----------
                                     $   16,034      $   25,634      $   22,861
                                     ==========      ==========      ==========

         The basis for grouping revenues from external customers is based on the physical location of the customer. Long-lived assets, primarily property and equipment, are principally located in the United States.

14.      SUBSEQUENT EVENTS

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock ("Series C Preferred"). In addition, SCP has committed to purchase an additional 37,500 shares of Series C Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before two months after the Closing Date, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. The Series C Preferred has a par value of $.01 per share and a liquidation preference of $80 per share plus cumulative dividends and interest. The preferred stock is convertible into the Company's common stock at a conversion rate of 100 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C Preferred and in preference to any dividends on the Company's common stock. As an additional condition to this equity financing, SCP and Safeguard both agreed not to exercise their right to convert their Series A-1 and A-2, respectively, warrants, issued by eMake. The excess of the liquidation preference over the purchase price of the preferred stock will be accounted for similar to a beneficial conversion feature which will be reflected as a $1.5 million dividend on preferred stock, increasing the loss applicable to common stockholders for the first quarter of 2001.

         On January 31, 2001, SCP elected to exercise the right to acquire shares of Series B Convertible Preferred Stock of the Company in exchange for Series A-1 Convertible Preferred Stock of eMake Corporation. In addition, a subsidiary of Safeguard elected to exercise their right to acquire shares of Series B Convertible Preferred Stock of the Company in exchange for Series A-2 Convertible Preferred Stock of eMake Corporation.



                                       F19

15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

                                                      First          Second           Third            Fourth
2000                                                 Quarter         Quarter          Quarter          Quarter
--------                                          ------------     ------------     ------------     ------------
Revenues                                          $      3,545     $      3,761     $      4,275     $      4,453
                                                  ------------     ------------     ------------     ------------
Loss from continuing operations                         (2,626)          (5,321)          (3,583)          (3,386)
Loss from discontinued operations                       (4,438)          (7,254)          (5,848)         (10,784)
Loss on disposal of discontinued operation                  --               --               --           (1,193)
                                                  ------------     ------------     ------------     ------------
Net loss                                                (7,064)         (12,575)          (9,431)         (15,363)
Dividends on preferred stock                              (108)            (108)            (108)             (77)
                                                  ------------     ------------     ------------     ------------
   Net loss applicable to common stockholders     $     (7,172)    $    (12,683)    $     (9,539)    $    (15,440)
                                                  ============     ============     ============     ============

Net loss per common share (Basic and Diluted):
   Loss from continuing operations                $      (0.21)    $      (0.41)    $      (0.26)    $      (0.24)
   Loss from discontinued operation                      (0.35)           (0.55)           (0.43)           (0.86)
                                                  ------------     ------------     ------------     ------------
Net loss per common share                         $      (0.56)    $      (0.96)    $      (0.68)    $      (1.09)
                                                  ============     ============     ============     ============

Weighted average shares outstanding:
     Basic                                              12,789           13,154           13,734           14,007
     Diluted                                            12,789           13,154           13,734           14,007



                                                              First         Second          Third              Fourth
1999                                                         Quarter        Quarter         Quarter           Quarter
----                                                      ------------    ------------    ------------     ------------

Revenues                                                  $      6,278    $      6,494    $      6,074     $      6,788
                                                          ------------    ------------    ------------     ------------
Income from continuing operations                                  401             473           1,163              730
Loss from discontinued operations                                   --              --          (2,017)          (3,166)
                                                          ------------    ------------    ------------     ------------
Net income (loss)                                                  401             473            (854)          (2,436)
Dividends on preferred stock                                        --              --             (63)            (104)
                                                          ------------    ------------    ------------     ------------
   Net income (loss) applicable to common stockholders    $        401    $        473    $       (917)    $     (2,540)
                                                          ============    ============    ============     ============

Net income (loss) per common share:
   Basic
      Income from continuing operations                   $       0.04    $       0.04    $       0.09     $       0.05
      Loss from discontinued operation                              --              --           (0.17)           (0.25)
                                                          ------------    ------------    ------------     ------------
         Net income (loss) per common share - basic       $       0.04    $       0.04    $      (0.08)    $      (0.20)
                                                          ============    ============    ============     ============
   Diluted
      Income from continuing operations                   $       0.04    $       0.04    $       0.08     $       0.04
      Loss from discontinued operation                              --              --           (0.15)           (0.21)
                                                          ------------    ------------    ------------     ------------
         Net income (loss) per common share - diluted     $       0.04    $       0.04    $      (0.07)    $      (0.17)
                                                          ============    ============    ============     ============

Weighted average shares outstanding:
     Basic                                                      11,261          11,402          12,098           12,615
     Diluted                                                    11,327          11,511          13,780           15,134

         Earnings per share calculations are based on the weighted average number of shares outstanding in each period; therefore, the sum of the earnings per share amounts for the quarters does not necessarily equal the year-to-date earnings per share.




                                       F20

                       USDATA Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999 and 1998


                                         Balance at
                                        beginning of      Charged to        Accounts       Balance at end
Description                                 year            expense        Written Off        of year
-----------                             ------------     ------------     ------------     --------------

December 31, 2000
Allowance for doubtful accounts         $    453,000     $      6,000     $   (235,000)     $    224,000

December 31, 1999
Allowance for doubtful accounts         $  1,150,000     $     36,000     $   (733,000)     $    453,000

December 31, 1998
Allowance for doubtful accounts         $  1,158,000     $    252,000     $   (260,000)     $  1,150,000



                                       F21

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 30th day of March, 2001.

                                             USDATA Corporation
                                             By: /s/ Robert A. Merry
                                                --------------------------------
                                             Robert A. Merry
                                             President, Chief Financial
                                             Officer and Director

POWER OF ATTORNEY AND SIGNATURES

         We, the undersigned officers and directors of USDATA Corporation, hereby severally constitute and appoint Robert A. Merry, as our true and lawful attorney, with full power to him singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable USDATA Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ Robert A. Merry                      President, Chief Executive                 March 30, 2001
-------------------------                Officer (Principal Executive Officer)
Robert A. Merry                          and Director

/s/ Winston Churchill                    Chairman of the Board                      March 30, 2001
-------------------------
Winston Churchill

/s/ Chris Davis                          Director                                   March 30, 2001
-------------------------
Chris Davis

/s/ James W. Dixon                       Director                                   March 30, 2001
-------------------------
James W. Dixon

/s/ Jack L. Messman                      Director                                   March 30, 2001
-------------------------
Jack L. Messman

/s/ Arthur R. Spector                    Director                                   March 30, 2001
-------------------------
Arthur R. Spector




                                       F22

                               INDEX TO EXHIBITS

          EXHIBIT
          NUMBER           DESCRIPTION
          -------          -----------

             3.1 Certificate of Incorporation of the Company, as amended.*******

             3.2           By-laws of the Company.*

             4.1           Specimen stock certificate representing the Common
                           Stock.***

             4.2           Specimen stock certificate representing the Preferred
                           Stock.********

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

            10.3           1994 Equity Compensation Plan, as amended.*

            10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the
                           Company.*

            10.8           Administrative Services Agreement between Safeguard
                           Scientifics, Inc. and the Company.***

            10.9 First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley
                           Properties, Inc. and the Company.****

            10.10 Stock Purchase Agreement, dated August 6, 1999, by and between the Company and Safeguard Delaware, Inc.*****

            10.11 Investors' Rights Agreement, dated August 6, 1999, by and among the Company, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc.*****

            10.12          Convertible Promissory Note dated February 8,
                           2000.******

            10.13          Convertible Promissory Note dated March 24,
                           2000.******

            10.14          Demand Note dated April 26, 2000.******

            10.15          Demand Note dated June 29, 2000.*******

            10.16          Demand Note dated July 13, 2000.********

            10.17          Demand Note dated July 28, 2000.********

            10.18          Demand Noted dated August 14, 2000.********

            10.19          Securities Purchase Agreement, dated as of August 4,
                           2000, by and among eMake Corporation, USDATA
                           Corporation, Safeguard 2000 Capital, L.P. and SCP
                           Private Equity Partners II, L.P.********

            10.20 Amended and Restated Investors' Rights Agreement, dated as of September 12, 2000, by and among USDATA
                           Corporation, Safeguard Delaware, Inc., Safeguard 2000
                           Capital, L.P., SCP Private Equity Partners II, L.P.
                           and Safeguard Scientifics, Inc.********

            10.21 Exchange Agreement, dated as of September 12, 2000, by and between USDATA Corporation and SCP Private
                           Equity Partners II, L.P.********

            10.22          Export Loan Agreement.#

            10.23          Guaranty.#

            21.1           Subsidiaries of the Registrant.*

            23.1           Consent of KPMG LLP.#

            23.2           Consent of PricewaterhouseCoopers LLP.#

            24.1           Power of Attorney (included on signature page).

----------

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

**** Filed on March 31, 1998 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

***** Filed on March 29, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

****** Filed on May 15, 2000 as an exhibit to the Company's Form 10-Q for the quarterly period ended March 31, 2000.

******* Filed on August 14, 2000 as an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

******** Filed on November 14, 2000 as an exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

*********   Filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.