Form 10-Q
period 2001-03-31
USDATA CORP
filed 2001-05-15
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (Mark One)
 X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                  For the quarterly period ended March 31, 2001

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

                                   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2001

                                                            Number of Shares
                  Class                                        Outstanding

Common Stock, Par Value $.01 Per Share                      14,075,055 shares

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 as of March 31, 2001 and December 31,
                 2000                                                        3

                 Condensed Consolidated Statements of
                 Operations and Comprehensive Loss for the
                 Three Months Ended March 31, 2001 and 2000                  4

                 Condensed Consolidated Statements of Cash
                 Flows for the Three Months Ended March 31,
                 2001 and 2000                                               5

                 Notes to Condensed Consolidated Financial
                 Statements                                                  6

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                                  9

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                13

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                           14

         Signatures                                                         15

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             MARCH 31,    DECEMBER 31,
                                                                                               2001           2000
                                                                                             ---------    ------------
ASSETS                                                                                       (unaudited)    (audited)
Current assets:
  Cash and cash equivalents                                                                   $  1,365      $    673
  Accounts receivable, net of allowance for doubtful
     accounts of $241 and $224, respectively                                                     2,774         4,073
  Other current assets                                                                             626           678
                                                                                              --------      --------
             Total current assets                                                                4,765         5,424
                                                                                              --------      --------
Property and equipment, net                                                                      1,860         2,216
Computer software development costs, net                                                         7,404         7,848
Software held for resale, net                                                                      724           824
Other assets                                                                                        19            42
                                                                                              --------      --------
             Total assets                                                                     $ 14,772      $ 16,354
                                                                                              ========      ========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                            $  1,318      $  1,711
  Deferred revenue                                                                               1,236         1,218
  Accrued compensation and benefits                                                                438           808
  Current portion of long-term debt                                                              1,370         1,165
  Other accrued liabilities                                                                      1,791         2,555
  Net liabilities of discontinued operation                                                      1,245         2,413
                                                                                              --------      --------
             Total current liabilities                                                           7,398         9,870
                                                                                              --------      --------
Long-term debt, less current portion                                                               529           554
                                                                                              --------      --------
             Total liabilities                                                                   7,927        10,424
                                                                                              --------      --------
Commitments and contingencies
Redeemable convertible preferred stock, Series A-1 and Series A-2, $.01 par value, with a redemption and liquidation value of $2.56 per share in 2000;
   16,000,000 shares authorized for Series A-1 and 16,000,000 shares for Series
   A-2; 5,300,000 shares issued and outstanding for each series of preferred
   stock                                                                                            --        27,142

Stockholders' equity (deficit):
  Series A cumulative convertible preferred stock, $.01 par value;
   liquidation preference $100; 100,000 shares authorized;
   50,000 shares issued and outstanding in 2001 and 2000                                         5,668         5,568
   Series B cumulative convertible preferred stock; $.01 par value;
    liquidation preference $100; 800,000 shares authorized;
    265,000 shares issued and outstanding in 2001                                               27,672            --
  Series C-1 cumulative convertible preferred stock; $.01 par value;
    liquidation preference $80; 125,000 shares authorized;
    37,500 shares issued and outstanding in 2001                                                 3,000            --
  Series C-2 preferred stock warrant                                                             6,000            --
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 16,324,189 issued in 2001 and 2000                                                 163           163
  Additional paid-in capital                                                                    15,492        23,892
  Accumulated deficit                                                                          (42,449)      (41,910)
  Treasury stock at cost, 2,249,134 shares in 2001
     and 2,317,008 shares in 2000                                                               (7,724)       (7,961)
  Accumulated other comprehensive loss                                                            (977)         (964)
                                                                                              --------      --------
             Total stockholders' equity (deficit)                                                6,845       (21,212)
                                                                                              --------      --------
             Total liabilities, redeemable convertible preferred
                stock and stockholders' equity (deficit)                                      $ 14,772      $ 16,354
                                                                                              ========      ========

See accompanying notes to condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------

Revenues:
      Product license                                      $  2,982      $  2,862
      Services                                                  486           683
                                                           --------      --------
Total revenues                                                3,468         3,545
                                                           --------      --------
Operating expenses:
      Selling and product materials                           2,284         3,568
      Product development                                       490         1,392
      General and administrative                              1,172         1,185
                                                           --------      --------
Total operating expenses                                      3,946         6,145
                                                           --------      --------
Loss from operations                                           (478)       (2,600)
Interest expense                                                (61)          (58)
Other income, net                                                --            32
                                                           --------      --------
Loss from continuing operations                                (539)       (2,626)
Discontinued operations:
      Loss from discontinued operations                          --        (4,438)
                                                           --------      --------
Net loss                                                       (539)       (7,064)
Dividends on preferred stock, preferred stock warrants
      and beneficial conversion                              (8,130)         (108)
                                                           --------      --------
Net loss applicable to common stockholders                 $ (8,669)     $ (7,172)
                                                           ========      ========

Net loss per common share:
      Basic and Diluted
         Loss from continuing operations                   $  (0.62)     $  (0.21)
         Loss from discontinued operations                       --         (0.35)
                                                           --------      --------
      Net loss per common share                            $  (0.62)     $  (0.56)
                                                           ========      ========

Comprehensive loss:
      Net loss                                             $   (539)     $ (7,064)
      Foreign currency translation adjustment                   (13)          (69)
                                                           --------      --------
Comprehensive loss                                         $   (552)     $ (7,133)
                                                           ========      ========

      Weighted average shares outstanding:
         Basic and diluted                                   14,070        12,789
                                                           ========      ========

See accompanying notes to condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                     2001         2000
                                                                    -------      -------

Cash flows from operating activities:
Net loss                                                            $  (539)     $(7,064)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Loss from discontinued operations                                 --        4,438
       Depreciation and amortization                                    898          279
       Changes in operating assets and liabilities:
           Accounts receivable, net                                   1,299        3,373
           Other assets, net                                             78         (459)
           Accounts payable and other accrued liabilities              (937)         104
           Accrued compensation and benefits                           (370)        (868)
           Deferred revenue                                              18          152
                                                                    -------      -------
           Net cash provided by (used in) continuing operations         447          (45)
           Net cash used in discontinued operations                  (1,168)      (3,015)
                                                                    -------      -------
           Net cash used in operating activities                       (721)      (3,060)
                                                                    -------      -------
Cash flows from investing activities:
       Capital expenditures                                             (60)        (366)
       Capitalized software development costs                          (151)      (1,420)
       Refund of leasehold improvement costs                            209           --
                                                                    -------      -------
           Net cash used in continuing operations                        (2)      (1,786)
           Net cash used in discontinued operations                      --       (1,526)
                                                                    -------      -------
           Net cash used in investing activities                         (2)      (3,312)
                                                                    -------      -------
Cash flows from financing activities:
       Proceeds from stock option exercises                              --          283
       Proceeds from issuance of common stock                            33          270
       Proceeds from issuance of preferred stock, net                 1,434           --
       Borrowing of revolver debt                                       842           --
       Other borrowings                                                 114           --
       Proceeds from note payable                                        --        5,000
       Payments on long-term debt                                    (1,008)         (15)
                                                                    -------      -------
           Net cash provided by financing activities                  1,415        5,538
                                                                    -------      -------
Net increase (decrease) in cash and cash equivalents                    692         (834)
Cash and cash equivalents, beginning of period                          673        2,962
                                                                    -------      -------
Cash and cash equivalents, end of period                            $ 1,365      $ 2,128
                                                                    =======      =======

See accompanying notes to condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of USDATA Corporation and its subsidiaries (the "Company") for the three-month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the consolidated results of its operations and comprehensive loss, and cash flows for the periods ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANT

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP Private Equity Partners, L.P. ("SCP") through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock. In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before two months after the Closing Date, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. both agreed to not exercise their right to convert any eMake Corporation Series A-1 and A-2 Preferred Stock, respectively into USDATA Corporation Series B convertible Preferred Stock acquired through the exercise of the warrants issued by eMake Corporation in September 2000. SCP and Safeguard 2000 Capital, L.P. hold warrants exercisable for 5,300,000 and 5,300,000 shares, respectively, of eMake Corporation Series A-1 and A-2 Preferred Stock which would be convertible into a total of 265,000 shares of USDATA Corporation Series B convertible Preferred Stock.

         In conjunction with the Series C-1 and C-2 Preferred Stock purchase, the Company executed a Certificate of Designation for Series C-1 Preferred Stock and Series C-2 Preferred Stock which designated 125,000 shares of authorized preferred stock as Series C-1 Preferred Stock and designated 125,000 shares of authorized but unissued preferred stock as Series C-2 Preferred Stock. As of March 31, 2001, 37,500 shares of Series C-1 Preferred stock are issued and outstanding.

SERIES C-1 CONVERTIBLE PREFERRED STOCK

         The Series C-1 Preferred Stock has a par value of $.01 per share and a liquidation preference of $80 per share plus cumulative dividends and interest. The preferred stock is convertible into the Company's common stock at a conversion rate of 100 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C-1 Preferred. The Series C-1 Preferred Stock ranks senior to all other classes and series of the Company's capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up. The excess of the liquidation preference over the purchase price of the preferred stock has been reflected as a $1.5 million dividend on preferred stock, increasing the loss applicable to common stockholders for the first quarter of 2001 and decreasing additional paid-in capital.

WARRANT TO PURCHASE SERIES C-2 PREFERRED STOCK

         The Series C-2 Preferred Stock warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Preferred Stock at a purchase price of $40 per share. The Series C-2 Preferred Stock has a par value of $.01 per share and a liquidation preference of $120 per share plus cumulative dividends and interest and is convertible into the Company's common stock

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

at a conversion rate of 100 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred Stock under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the warrant liquidation preference over the exercise price of $6.0 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders for the first quarter 2001 and decreasing additional paid-in capital.

SERIES B CONVERTIBLE PREFERRED STOCK

         On January 31, 2001, SCP elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-1 Redeemable Convertible Preferred Stock of eMake Corporation. In addition, a subsidiary of Safeguard Scientifics, Inc. elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-2 Redeemable Convertible Preferred Stock of eMake Corporation.

3.       LOSS PER SHARE

         Net loss per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic income
(loss) per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted income (loss) per share when their inclusion would be antidilutive. Options to acquire a total of 1,307,282 common shares and options and warrants to acquire 2,459,000 common shares have been excluded from the computation of diluted loss per share for the three months ended March 31, 2001 and 2000, respectively, as their inclusion would be antidilutive.

4.       AMENDMENT TO REVOLVING CREDIT FACILITY

         At March 31, 2001, the Company was not in compliance with one of its debt covenants under its revolving credit facility and subsequently received a waiver from the lending bank for this covenant. As of May 3, 2001, the credit facility has been amended to increase this covenant for the quarter ended March 31, 2001 and for the remainder of the agreement ending January 31, 2002.

5.       SEVERANCE AND OTHER RESTRUCTURING ACCRUALS

         The following table summarizes by category the accrued liability balances at March 31, 2001 related to the Company's 2000 restructuring plans.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                        Amount                    Amount
                                                       Accrued at    Cash        Accrued at
(in thousands)                                          12/31/00    Payments      3/31/01
                                                       ---------    --------     ---------

Employee severance and other employee-related costs     $   410      $  (284)     $   126
Early lease termination and facility shutdown costs         141          (99)          42
Lease costs associated with vacated office space            988         (333)         655
Legal and other related costs                                68          (17)          51
                                                        -------      -------      -------
                                                        $ 1,607      $  (733)     $   874
                                                        =======      =======      =======

         The severance and restructuring accrued liabilities are included in accrued compensation and benefits and other accrued liabilities in the accompanying condensed consolidated balance sheets. Additionally, in connection with the 2000 restructuring plans related to eMake Corporation, the Company paid $454 thousand for severance and other employee-related costs, $58 thousand in early lease termination and facility shutdown costs and $56 thousand in lease costs associated with vacated office space. The accrued liability balance at March 31, 2001 totals $365 thousand and is included in net liabilities of discontinued operation.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, which is effective for the Company beginning January 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The Company adopted the provisions of SFAS 133 effective January 1, 2001, and the adoption did not have any impact on the Company's consolidated results of operations, financial position or cash flows as the Company does not have any derivative instruments.

7.       SUBSEQUENT EVENT

         In December 2000, the Company engaged an exclusive agent to assist the Company in the subleasing of approximately 40,000 rentable square feet of excess office space associated with the restructuring reported in the fourth quarter of 2000 in exchange for a broker fee of 5.65% on that portion of the lease obligation from which the Company is released. On April 17, 2001, the Company entered into a sublease agreement to sublease approximately 14,802 square feet of excess office space. The sublease commences on May 10, 2001 and expires on August 31, 2010. The base rental and other operating costs were negotiated at the same rate the Company is obligated to pay under its Master Lease Agreement. The Company shall receive monthly rental payments of approximately $27 thousand through August 31, 2010. The broker fee associated with this sublease is approximately $161 thousand and is due in two separate installments in June 2001 and September 2001.

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

         Revenues have been generated primarily from licenses of the Company's FactoryLink and Xfactory software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 14% and 19% of revenues during the three months ended March 31, 2001 and 2000, respectively.

         FactoryLink, is a process and control solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink is a horizontal application tool set used by system integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution, and water and waste water transport. It allows customers to collect and monitor data from disparate process control systems and acts as hub for real-time information that may be used by various decision makers interested in the real-time status of the production process. In 2000, the Company released its latest version, FactoryLink 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market.

         Xfactory is a manufacturing production execution software product that enables customers to leverage their existing business and planning systems with enterprise-wide, open systems solutions for production management. In mid-2000, the Company introduced the Xfactory Production Suite software enabling production, execution and tracking for eManufacturing integration with business and supply chain systems.

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

                                                             MARCH 31,
                                                         ------------------
                                                          2001       2000
                                                          ----       ----

Revenues:
     Product license                                        86%        81%
     Services                                               14%        19%
                                                          ----       ----
Total revenues                                             100%       100%
                                                          ----       ----
Operating expenses:
     Selling and product materials                          66%       101%
     Product development                                    14%        39%
     General and administrative                             34%        33%
                                                          ----       ----
Total operating expenses                                   114%       173%
                                                          ----       ----
Loss from operations                                       (14)%      (73)%
Interest expense                                            (2)%       (2)%
Other income, net                                            0%         1%
                                                          ----       ----
Loss from continuing operations                            (16)%      (74)%
Discontinued operation:
     Loss from discontinued operations                       0%      (125)%
                                                          ----       ----
Net loss                                                   (16)%     (199)%
Dividends on preferred stock, preferred stock warrant
     and beneficial conversion                            (234)%       (3)%
                                                          ----       ----
Net loss applicable to common stockholders                (250)%     (202)%
                                                          ====       ====

         Total revenues for the quarter ended March 31, 2001 were $3.5 million compared to $3.5 million for the same period in 2000. Product licensing revenue increased $0.1 million offset by a decrease in services revenue. The increase in product licensing revenue was primarily related to Factorylink 7, which was released on June 30, 2000. While the Company anticipates an improvement in revenues going forward, continued economic uncertainty could affect buying decisions making revenues and operating results more difficult to forecast.

         Selling and product materials expenses decreased $1.3 million from $3.6 million for the quarter ended March 31, 2000 to $2.3 million for the same period in 2001. The decrease was a result of decreased sales, marketing and technical support services totaling $1.9 million attributed to the Company's own cost reduction efforts, offset by a $0.6 million increase in capitalized software amortization due to the release of Factorylink 7. Selling and product materials expenses as a percentage of revenues decreased to 66% for the quarter ended March 31, 2001 from 101% for the same period in 2000.

         Product development expenses, which consisted primarily of labor costs, decreased $0.9 million from $1.4 million for the quarter ended March 31, 2000 to $0.5 million for the same period in 2001, net of amounts capitalizable. The decrease in 2001 is primarily related to decreased engineering development activities related to the FactoryLink and Xfactory product lines in addition to the Company's own cost reduction efforts. The Company capitalized $0.1 million and $1.4 million of development costs in the quarters ended March 31, 2001 and March 31, 2000, respectively, primarily related to the next major version of the FactoryLink product line.

         General and administrative expenses of $1.2 million for the quarter ended March 31, 2001 are comparable to general and administrative expenses of $1.2 million for the same period in 2000. General and administrative expenses as a percentage of revenues increased slightly to 34% for the quarter ended March 31, 2001 from 33% for the same period in 2000.

         As a result of the factors discussed above, the Company recorded a net loss from continuing operations of $0.5 million for the quarter ended March 31, 2001, compared to a loss from continuing operations of $2.6 million for the same period in 2000.

         In February 2001, management of the Company determined that the market adoption rate of the technology around the Company's subsidiary eMake Corporation ("eMake") was not progressing in a manner to support the necessary resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business. For the quarter ended March 31, 2000, the condensed consolidated financial statements have been restated to present eMake as a discontinued operation. The Company's loss from discontinued operations for the quarter ended March 31, 2000 was $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $0.7 million of cash for the quarter ended March 31, 2001 compared to $3.1 million for the same period in 2000. The net cash used in operating activities for the first quarter of 2001 is primarily due to a loss from operations of $0.5 million and a decrease in accounts payable, partially offset by collections on accounts receivable in 2001.

         Cash used in investing activities for the quarter ended March 31, 2001 resulted from software development costs of $0.15 million, offset by other investing activities of $0.2 million and capital expenditures of $0.06 million.

         Cash provided by financing activities of $1.4 million is due to $1.4 million in proceeds from the issuance of the Company's Series C-1 Preferred Stock, net of issuance costs (discussed below), borrowings from the Company's revolving line of credit and other borrowings of $1.0 million, offset by payments on long-term debt of $1.0 million, including repayments on the revolving line of credit.

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP Private Equity Partners, L.P. ("SCP") through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock. In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before two months after the Closing Date, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. both agreed to not exercise their right to convert any eMake Corporation Series A-1 and A-2 Preferred Stock, respectively, into USDATA Corporation Series B convertible Preferred Stock acquired through the exercise of the warrants issued by eMake Corporation in September 2000. SCP and Safeguard 2000 Capital, L.P. hold warrants exercisable for 5,300,000 and 5,300,000 shares, respectively, of eMake Corporation Series A-1 and A-2 Preferred Stock which would be convertible into a total of 265,000 shares of USDATA Corporation Series B convertible Preferred Stock.

         The Series C-2 Preferred Stock warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Preferred Stock at a purchase price of $40 per share. The Series C-2 Preferred Stock has a par value of $.01 per share and a liquidation preference of $120 per share plus cumulative dividends and interest and is convertible into the Company's common stock at a conversion rate of 100 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred Stock under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the warrant liquidation preference over the exercise price of $6.0 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders for the first quarter 2001 and decreasing additional paid-in capital.

         The Company's working capital requirements are funded through internally generated funds, its $3.0 million revolving credit facility through January 15, 2002 and up to $3.0 million in equity financing from SCP (see description above). The revolving credit facility bears interest at prime plus 1.5%, or 10% at March 31, 2001, and has a commitment fee of 1.5% per annum on the total $3.0 million. At March 31, 2001, $783,000 was drawn under the credit facility and approximately $850,000 was available. Availability under the credit facility is subject to a borrowing base calculation, which varies each month depending on billings and cash collections. In addition to the $1.5 million equity infusion received on March 30, 2001, SCP has committed to purchase an additional 37,500 shares of Series C-1 Preferred Stock at the purchase price of $40 per share or $1.5 million, subject to certain financing conditions. The Company currently anticipates that internally generated cash, the credit facility and the equity financing will be sufficient to satisfy its operating cash needs for the foreseeable future, however, based on the conditional financing arrangements, there can be no assurance that the Company will be able to obtain sufficient funding on terms acceptable to the Company, if at all.

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and the Company may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, market acceptance and success for service offerings, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation and the related uncertainties on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

USDATA CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $192,000 and its revolving line of credit of $783,000. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits (filed as part of this report).

                 Number    Description

                  4.1 Series C Preferred Stock Purchase Agreement, dated as of March 30, 2001, by and among USDATA Corporation and SCP Private Equity Partners, II, L.P.

                  4.2 Certificate of Designation for Series C-1 Preferred Stock and Series C-2 Preferred Stock

                  4.3 Warrant, dated March 30, 2001, issued in the name of SCP Private Equity Partners, II, L.P.

                  4.4 Second Amended and Restated Investors' Rights Agreement, dated as of March 30, 2001, by and among USDATA Corporation, the Investors listed on Schedule A thereto and Safeguard Scientifics, Inc.

                  4.5 Warrant Agreement, dated as of March 30, 2001, by and between USDATA Corporation, Safeguard 2000 Capital, L.P. and SCP Private Equity Partners, II, L.P.

                  4.6 Waiver of Anti-Dilution Rights for Series A Preferred Stock and Series B Preferred Stock, dated March 30, 2001, by and among USDATA Corporation, Safeguard Delaware, Inc., Safeguard 2000 Capital, L.P. and SCP Private Equity Partners, II, L.P.

                  4.7 Right of First Refusal Agreement, dated as of March 30, 2001, by and among the Investors listed on Schedule A thereto, SCP Private Equity Partners, II, L.P. and USDATA Corporation

         (b)      Reports on Form 8-K

         On January 10, 2001, the Company filed a Current Report on Form 8-K to announce that the Company received a Nasdaq Stock Market Staff Determination that the Company was not in compliance with certain minimum listing requirements and as a result, the Company's securities were subject to delisting from the Nasdaq National Market. Subsequently, on February 9, 2001, the Company received a Nasdaq Stock Market Staff Determination that the Company has evidenced compliance with all minimum listing requirements for continued listing of the Company's stock.

         On February 6, 2001, the Company filed a Current Report on Form 8-K to announce that the Company's two major stockholders exercised their right to acquire shares of the Company's Series B Convertible Preferred Stock in exchange for Series A-1 and A-2 Redeemable Convertible Preferred Stock of eMake Corporation.

         On February 7, 2001, The Company filed an Amended Current Report on Form 8-K to update the financial information filed in the Form 8-K on February 6, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       USDATA CORPORATION


Date: May 15, 2001                     /s/ Robert A. Merry
                                       ----------------------------------
                                       Robert A. Merry
                                       President, Chief Executive Officer
                                       and Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  4.1      Series C Preferred Stock Purchase Agreement, dated as of March 30,
           2001, by and among USDATA Corporation and SCP Private Equity
           Partners, II, L.P.

  4.2      Certificate of Designation for Series C-1 Preferred Stock and Series
           C-2 Preferred Stock

  4.3      Warrant, dated March 30, 2001, issued in the name of SCP Private
           Equity Partners, II, L.P.

  4.4      Second Amended and Restated Investors' Rights Agreement, dated as of
           March 30, 2001, by and among USDATA Corporation, the Investors listed on Schedule A thereto and Safeguard Scientifics, Inc.

  4.5      Warrant Agreement, dated as of March 30, 2001, by and between USDATA
           Corporation, Safeguard 2000 Capital, L.P. and SCP Private Equity
           Partners, II, L.P.

  4.6      Waiver of Anti-Dilution Rights for Series A Preferred Stock and
           Series B Preferred Stock, dated March 30, 2001, by and among USDATA
           Corporation, Safeguard Delaware, Inc., Safeguard 2000 Capital, L.P.
           and SCP Private Equity Partners, II, L.P.

  4.7 Right of First Refusal Agreement, dated as of March 30, 2001, by and among the Investors listed on Schedule A thereto, SCP Private Equity
           Partners, II, L.P. and USDATA Corporation