Form 10-Q
period 2001-06-30
USDATA CORP
filed 2001-08-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

 X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---                            Exchange Act of 1934.
                  For the quarterly period ended June 30, 2001

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

                2435 N. Central Expressway, Richardson, TX 75080
                ------------------------------------------------
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

                  Yes   X                                              No
                      -----                                              ----


                                   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001

                                                         Number of Shares
             Class                                          Outstanding

Common Stock, Par Value $.01 Per Share                   14,132,953 shares

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                          Number
PART I.           FINANCIAL INFORMATION

                  Item 1.       Financial Statements

                                Unaudited Condensed Consolidated Balance
                                Sheets as of June 30, 2001 and December 31,
                                2000                                                         3

                                Unaudited Condensed Consolidated Statements
                                Of Operations and Comprehensive Income
                                (Loss) for the Three and Six Months Ended
                                June 30, 2001 and 2000                                       4

                                Unaudited Condensed Consolidated Statements
                                Of Cash Flows for the Six Months Ended
                                June 30, 2001 and 2000                                       5

                                Notes to Unaudited Condensed Consolidated
                                Financial Statements                                         6

                  Item 2.       Management's Discussion and Analysis
                                Of Financial Condition and Results of
                                Operations                                                  11

                  Item 3.       Quantitative and Qualitative Disclosures about
                                Market Risk                                                 16

PART II. OTHER INFORMATION

                  Item 5.       Other Information                                           16

                  Item 6.       Exhibits and Reports on Form 8-K                            16


                  Signatures                                                                17

                       USDATA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 2001           2000
                                                                             -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $       870    $       673
  Accounts receivable, net of allowance for doubtful
     accounts of $239 and $224, respectively                                       3,062          4,073
  Other current assets                                                               617            678
                                                                             -----------    -----------
           Total current assets                                                    4,549          5,424
                                                                             -----------    -----------
Property and equipment, net                                                        1,630          2,216
Computer software development costs, net                                           7,311          7,848
Software held for resale, net                                                        625            824
Other assets                                                                          64             42
                                                                             -----------    -----------
           Total assets                                                      $    14,179    $    16,354
                                                                             ===========    ===========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                           $     1,185    $     1,711
  Deferred revenue                                                                 1,143          1,218
  Accrued compensation and benefits                                                  300            707
  Current portion of long-term debt                                                1,879          1,165
  Other accrued liabilities                                                        1,339          2,656
  Net liabilities of discontinued operation                                          713          2,413
                                                                             -----------    -----------
           Total current liabilities                                               6,559          9,870
                                                                             -----------    -----------
Long-term debt, less current portion                                                 681            554
                                                                             -----------    -----------
           Total liabilities                                                       7,240         10,424
                                                                             -----------    -----------
Commitments and contingencies
Redeemable convertible preferred stock, Series A-1 and Series A-2,
   $.01 par value, with a redemption and liquidation value of $2.56 per share in 2000; 16,000,000 shares authorized for Series A-1 and 16,000,000 shares for Series A-2; 5,300,000 shares issued
   and outstanding for each series of preferred stock in 2000                         --         27,142

Stockholders' equity (deficit):
  Series A cumulative convertible preferred stock, $.01 par value;
   liquidation preference $100; 100,000 shares authorized;
   50,000 shares issued and outstanding in 2001 and 2000                           5,767          5,568
   Series B cumulative convertible preferred stock; $.01 par value;
    liquidation preference $100; 800,000 shares authorized;
    265,000 shares issued and outstanding in 2001                                 28,202             --
   Series C-1 cumulative convertible preferred stock; $.01 par value;
    liquidation preference $80; 125,000 shares authorized;
    37,500 shares issued and outstanding in 2001                                   9,038             --
   Common stock, $.01 par value, 40,000,000 shares
    authorized; 16,324,189 issued in 2001 and 2000                                   163            163
  Additional paid-in capital                                                      14,893         23,892
  Accumulated deficit                                                            (42,418)       (41,910)
  Treasury stock at cost, 2,249,134 shares in 2001
     and 2,317,008 shares in 2000                                                 (7,724)        (7,961)
 Accumulated other comprehensive loss                                               (982)          (964)
                                                                             -----------    -----------
           Total stockholders' equity (deficit)                                    6,939        (21,212)
                                                                             -----------    -----------
           Total liabilities, redeemable convertible preferred
              stock and stockholders' equity (deficit)                       $    14,179    $    16,354
                                                                             ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                             ------------------------    ------------------------
                                                                2001          2000         2001           2000
                                                             ----------    ----------    ----------    ----------
Revenues:
     Product license                                         $    3,317    $    3,118    $    6,299    $    5,980
     Services                                                       526           643         1,012         1,326
                                                             ----------    ----------    ----------    ----------
Total revenues                                                    3,843         3,761         7,311         7,306
                                                             ----------    ----------    ----------    ----------
Operating expenses:
     Selling and product materials                                2,474         3,670         4,758         7,238
     Product development                                            463         2,817           953         4,209
     General and administrative                                     838         1,821         2,010         3,006
     Severance and other restructuring charges                        7           542             7           542
                                                             ----------    ----------    ----------    ----------
Total operating expenses                                          3,782         8,850         7,728        14,995
                                                             ----------    ----------    ----------    ----------
Income (loss) from operations                                        61        (5,089)         (417)       (7,689)
Interest expense                                                    (30)         (232)          (91)         (290)
Other income, net                                                    --            --            --            32
                                                             ----------    ----------    ----------    ----------
Income (loss) from continuing operations                             31        (5,321)         (508)       (7,947)
Loss from discontinued operations                                    --        (7,254)           --       (11,692)
                                                             ----------    ----------    ----------    ----------
Net income (loss)                                                    31       (12,575)         (508)      (19,639)
Dividends on preferred stock, preferred stock warrant
     and beneficial conversion                                     (668)         (108)       (8,798)         (216)
                                                             ----------    ----------    ----------    ----------
Net loss applicable to common stockholders                   $     (637)   $  (12,683)   $   (9,306)   $  (19,855)
                                                             ==========    ==========    ==========    ==========
Net loss per common share:
     Basic and diluted
        Loss from continuing operations                      $    (0.05)   $    (0.41)   $    (0.66)   $    (0.63)
        Loss from discontinued operations                            --         (0.55)           --         (0.90)
                                                             ----------    ----------    ----------    ----------
     Net loss per common share                               $    (0.05)   $    (0.96)   $    (0.66)   $    (1.53)
                                                             ==========    ==========    ==========    ==========
Comprehensive income (loss):
     Net income (loss)                                       $       31    $  (12,575)   $     (508)   $  (19,639)
     Foreign currency translation adjustment                         (5)          (56)          (18)         (125)
                                                             ----------    ----------    ----------    ----------
Comprehensive income (loss):                                 $       26    $  (12,631)   $     (526)   $  (19,764)
                                                             ==========    ==========    ==========    ==========
     Weighted average shares outstanding:
        Basic and diluted                                        14,075        13,154        14,072        13,013
                                                             ==========    ==========    ==========    ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            --------------------------
                                                                              2001              2000
                                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                                    $      (508)   $   (19,639)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
       Loss from discontinued operations                                             --         11,692
       Depreciation and amortization                                              1,822            566
       Non-cash stock compensation                                                   87             --
       Changes in operating assets and liabilities:
           Accounts receivable, net                                               1,011          3,581
           Other assets, net                                                         42           (401)
           Accounts payable and other accrued liabilities                        (1,629)         1,456
           Accrued compensation and benefits                                       (407)          (640)
           Deferred revenue                                                         (75)          (155)
                                                                            -----------    -----------
           Net cash provided by (used in) continuing operations                     343         (3,540)
           Net cash used in discontinued operations                              (1,700)        (7,575)
                                                                            -----------    -----------
           Net cash used in operating activities                                 (1,357)       (11,115)
                                                                            -----------    -----------
Cash flows from investing activities:
       Capital expenditures                                                         (60)          (541)
       Capitalized software development costs                                      (653)        (1,420)
       Refund of leasehold improvement costs                                        209             --
                                                                            -----------    -----------
           Net cash used in continuing operations                                  (504)        (1,961)
           Net cash used in discontinued operations                                  --         (2,719)
                                                                            -----------    -----------
           Net cash used in investing activities                                   (504)        (4,680)
                                                                            -----------    -----------
Cash flows from financing activities:
       Proceeds from stock option exercises                                          --            332
       Proceeds from stock warrant exercise                                          --          2,109
       Proceeds from issuance of common stock                                        33             --
       Proceeds from issuance of preferred stock, net                             1,416             --
       Borrowing under revolving line of credit                                   1,392             --
       Other borrowings                                                             431             --
       Proceeds from note payable                                                    --         11,500
       Payments on long-term debt                                                (1,214)           (30)
                                                                            -----------    -----------
           Net cash provided by financing activities                              2,058         13,911
                                                                            -----------    -----------
Net increase (decrease) in cash and cash equivalents                                197         (1,884)
Cash and cash equivalents, beginning of period                                      673          2,962
                                                                            -----------    -----------
Cash and cash equivalents, end of period                                    $       870    $     1,078
                                                                            ===========    ===========
Non-cash operating and financing activity:
       Conversion of accrued liabilities to long-term notes payable         $       232    $        --
                                                                            ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of USDATA Corporation and its subsidiaries (the "Company") for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Company's management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and the consolidated results of its operations and comprehensive income (loss), and cash flows for the three and six month periods ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANT

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP Private Equity Partners, L.P. ("SCP") through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock. In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before two months after the Closing Date, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") both agreed to not convert upon exercise of eMake Corporation warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are convertible into USDATA Corporation Series B convertible Preferred Stock. SCP and Safeguard 2000 hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Corporation Series A-1 and A-2 Preferred Stock which would have been convertible into a total of 265,000 shares of USDATA Corporation Series B convertible Preferred Stock.

         In conjunction with the Series C-1 and C-2 Preferred Stock purchase, the Company executed a Certificate of Designation for Series C-1 Preferred Stock and Series C-2 Preferred Stock which designated 125,000 shares of authorized preferred stock as Series C-1 Preferred Stock and designated 125,000 shares of authorized but unissued preferred stock as Series C-2 Preferred Stock. As of June 30, 2001, 37,500 shares of Series C-1 Preferred stock are issued and outstanding.

         On July 20, 2001, the Company exercised its right to sell 16,250 shares of the Option Stock to SCP. The Company received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of its Option Stock to SCP.

CONVERTIBLE PREFERRED STOCK

         On January 31, 2001, SCP elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-1 Redeemable Convertible Preferred Stock of eMake Corporation. In addition, a subsidiary of Safeguard Scientifics, Inc. elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-2 Redeemable Convertible Preferred Stock of eMake Corporation. As of June 30, 2001, no series of eMake preferred stock remains outstanding.

         The Company's Series C-1 Preferred Stock has a par value of $.01 per share and a liquidation preference of $80 per share plus cumulative dividends and interest. The preferred stock is convertible into

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the Company's common stock at a conversion rate of 100 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C-1 Preferred. The Series C-1 Preferred Stock ranks senior to all other classes and series of the Company's capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up. The excess of the liquidation preference over the purchase price of the preferred stock has been reflected as a $1.5 million dividend on preferred stock, increasing the loss applicable to common stockholders for the six months ended June 30, 2001 and decreasing additional paid-in capital.

         Cumulative dividends of $377,000, $883,000 and $38,000 have been recorded for the six month period ended June 30, 2001 for the Series A Preferred Stock, the Series B Preferred Stock and the Series C-1 Preferred Stock, respectively.

WARRANT TO PURCHASE SERIES C-2 PREFERRED STOCK

         The Series C-2 Preferred Stock warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Preferred Stock at a purchase price of $40 per share. The Series C-2 Preferred Stock has a par value of $.01 per share and a liquidation preference of $120 per share plus cumulative dividends and interest and is convertible into the Company's common stock at a conversion rate of 100 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred Stock under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the liquidation preference of the Series C-2 Preferred Stock to be acquired on warrant exercise over the warrant exercise price of $3.0 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders for the six months ended June 30, 2001 and decreasing additional paid-in capital by $6.0 million.


3. LOSS PER SHARE

         Net income (loss) per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic income (loss) per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted income (loss) per share when their inclusion would be antidilutive. Options to acquire a total of 1,260,829 common shares and options to acquire 1,773,858 common shares have been excluded from the computation of diluted loss per share for the three and six months ended June 30, 2001 and 2000, respectively, as their inclusion would be antidilutive.

4. NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT

         At March 31, 2001, the Company was not in compliance with one of its debt covenants under its revolving credit facility and subsequently received a waiver from the lending bank for this covenant. As of May 3, 2001, the credit facility was amended to ease compliance with this covenant retroactively to December 2000 and for the remainder of the agreement ending January 31, 2002. As of June 30, 2001, the Company is in compliance with all debt covenants, and at June 30, 2001 $1.3 million was drawn under the revolving credit facility and is included in current liabilities.

         In December 2000, the Company entered into a development and commercialization agreement with an original equipment manufacturer ("OEM") and customer of the Company. On May 11, 2001, the

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


agreement was amended to include a loan agreement ("Loan") between the Company and the OEM in connection with a co-ordinated development program to co-develop the next major release of the Company's software product FactoryLink. The OEM will advance the Company up to $467,500 in three separate advances. As of June 30, 2001, the Company received two advances totaling $315,000. The Loan bears interest at 10.5% per annum and is repayable in eight equal quarterly installments of principal and interest with the first installment due on April 15, 2002.

5. SEVERANCE AND OTHER RESTRUCTURING ACCRUALS

         The following table summarizes by category the accrued liability balances at June 30, 2001 related to the Company's 2000 restructuring plans.


                                                                 Amount                     Amount
                                                               Accrued at      Cash        Accrued at
(in thousands)                                                  12/31/00      Payments      6/30/01
                                                               ----------    ----------    ----------
Employee severance and other employee-related costs            $      410    $     (335)   $       75
Early lease termination and facility shutdown costs                   141          (108)           33
Lease costs associated with vacated office space                      988          (615)          373
Legal and other related costs                                          68           (35)           33
                                                               ----------    ----------    ----------
                                                               $    1,607    $   (1,093)   $      514
                                                               ==========    ==========    ==========



         The severance and restructuring accrued liabilities are included in accrued compensation and benefits and other accrued liabilities in the accompanying condensed consolidated balance sheets. Additionally, in connection with the eMake Corporation discontinued operations, the Company paid $534 thousand for severance and other employee-related costs, $58 thousand in early lease termination and facility shutdown costs and $56 thousand in lease costs associated with vacated office space. The remaining accrued liability balance at June 30, 2001 totals $286 thousand and is included in net liabilities of discontinued operation. The remaining severance and restructuring accrued liabilities are expected to be paid in full by December 31, 2001.

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

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. The Company adopted SFAS 140 in the second quarter of 2001. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements and related disclosures.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles," respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Adoption of SFAS No. 141 and No. 142 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

7. SUBSEQUENT EVENTS

         On July 10, 2001, the Company's board of directors by written consent recommended that the stockholders approve an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split (the "Reverse Split") of the Company's issued and outstanding Common Stock (the "Existing Common"). On July 10, 2001, the holders of a majority of the outstanding shares of Common Stock approved the amendment by written consent. Approval by the board of directors and by the holders of a majority of the outstanding shares of Common Stock is required under Delaware law to effect the amendment. The amendment will become effective upon the filing of the amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State on or about August 20, 2001 (the "Effective Date").

         Pursuant to the terms of the Reverse Split, each five shares of Existing Common outstanding immediately prior to the Effective Date will be reclassified as, and exchanged for, one share of newly issued Common Stock, par value $0.01 per share ("New Common").

         The closing bid price for the Existing Common has been less than $1.00 for more than 30 consecutive trading days, and the Company is thus not in compliance with the requirements for continued listing on The Nasdaq National Market. The Company has been in communication with the staff of The Nasdaq Stock Market, Inc. ("Nasdaq") regarding this matter and has been granted an extension of further delisting action by Nasdaq pending the completion of the Reverse Split on or about August 20, 2001. The Company has determined that a Reverse Split is necessary to meet and maintain the minimum bid price of $1.00. The per share amounts reported herein have not been adjusted to give effect to the proposed reverse stock split.

         On August 2, 2001, the Company received notification from Nasdaq indicating that since the Company's common stock had failed to maintain a minimum market value of public float ("MVPF") of $5.0 million and a minimum bid price of $1.00 over a period of 30 consecutive trading days, the Company was not in compliance with two of the Nasdaq listing requirements. The Nasdaq indicated in their notification that if at anytime before October 31, 2001, the MVPF of the Company's common stock is at least $5.0 million and the bid price is at least $1.00 for a minimum of 10 consecutive trading days the Company would avoid a delisting determination. If the MVPF of the Company's common stock is not at least $5.0 million at anytime before October 31, 2001, the Company would then have the right to appeal the Nasdaq's determination. The Company believes that the Reverse Split effective on or about August 20, 2001 is likely to positively affect the trading price of the shares of common stock and cause the Nasdaq's

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


minimum bid price requirement to be met or exceeded for a minimum of 10 consecutive trading days on or about August 20, 2001. No assurance can be given that either the price of the Company's common stock will increase or that the staff of Nasdaq will determine that delisting of the common stock is no longer appropriate.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         USDATA Corporation (the "Company"), headquartered in Richardson, Texas is a leading global provider of software and services that give enterprises the knowledge and control needed to perfect the products they produce and processes they manage. Based upon a tradition of flexible service, innovation and integration, the Company's software currently operates in more than 60 countries around the globe, including seventeen of the top twenty-five manufacturers. The Company's software heritage is born out of manufacturing and process automation solutions and has grown to encompass the industry's deepest product knowledge and control solutions. With an eye towards the future of e-business, the Company continues to create innovative solutions that will support the integration of enterprise production and automation information into the supply chain. The Company has nine offices worldwide and a global network of distribution and support partners.

         Revenues have been generated primarily from licenses of the Company's FactoryLink(R) and Xfactory(R) software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 14% of revenues during the three and six months ended June 30, 2001, compared to 17% and 18% for the three and six months ended June 30, 2000.

         FactoryLink is a process and control solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink is a horizontal application tool set used by system integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution and water and waste water transport. It allows customers to collect and monitor data from disparate process control systems and acts as a hub for real-time information that may be used by various decision makers interested in the real-time status of the production process. In 2000, the Company released its latest version, FactoryLink 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market.

         In April 2001, the Company released FactoryLink++, the newest addition to its FactoryLink product. FactoryLink++ is designed specifically to help new SCADA/HMI users to jump start application development, lower application maintenance and reduce project risk. FactoryLink++ includes integrated modules, concepts, methods and tools designed to help end users, integrators, original equipment manufacturers and consultants get the maximum value out of the FactoryLink software system.

         Xfactory is a suite of software components designed to capture and communicate real-time manufacturing data from the shop floor to the people and systems who need it, when they need it. The information is intended to help customers make better-informed decisions and reduce manufacturing costs and lead times. Xfactory is designed to track all aspects of discrete manufacturing production - maintaining historically accurate records as well as real-time production information, defect tracking, complete product genealogy and integration into enterprise software systems. Xfactory is intended to deliver knowledge and control of product manufacturing, which result in reduced work in progress, lower cost of errors, and lower cost of compliance with government regulations, while limiting the amount of rework and increasing product revenue. The Xfactory suite of products includes the Company's FactoryLink product.

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

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, the Company's statement of operations as a percentage of total revenues.



                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                        -------------------------     -------------------------
                                                           2001           2000           2001           2000
                                                        ----------     ----------     ----------     ----------
Revenues:
     Product license                                            86%            83%            86%            82%
     Services                                                   14%            17%            14%            18%
                                                              ----           ----           ----           ----
Total revenues                                                 100%           100%           100%           100%
                                                              ----           ----           ----           ----
Operating expenses:
     Selling and product materials                              64%            98%            65%            99%
     Product development                                        12%            75%            13%            58%
     General and administrative                                 22%            48%            28%            41%
     Severance and other restructuring charges                   0%            14%             0%             7%
                                                              ----           ----           ----           ----
Total operating expenses                                        98%           235%           106%           205%
                                                              ----           ----           ----           ----
Income (loss) from operations                                    2%          (135)%           (6)%         (105)%
Interest expense                                                (1)%           (6)%           (1)%           (4)%
Other income, net                                                0%             0%             0%             0%
                                                              ----           ----           ----           ----
Income (loss) from continuing operations                         1%          (141)%           (7)%         (109)%
Discontinued operations:
     Loss from discontinued operations                           0%          (193)%            0%          (160)%
                                                              ----           ----           ----           ----
Net income (loss)                                                1%          (334)%           (7)%         (269)%
Dividends on preferred stock, preferred stock warrant
     and beneficial conversion                                 (18)%           (3)%         (120)%           (3)%
                                                              ----           ----           ----           ----
Net loss applicable to common stockholders                     (17)%         (337)%         (127)%         (272)%
                                                              ----           ----           ----           ----


Comparison of Three Months Ended June 30, 2001 and 2000

         Total revenues for the quarter ended June 30, 2001 were $3.8 million compared to $3.8 million for the same period in 2000. Product licensing revenue increased $0.2 million offset by a decrease in services revenue. The increase in product licensing revenue was primarily related to FactoryLink 7, which was released in June 2000, and FactoryLink's newest addition, FactoryLink++, which was released in April 2001. While the Company anticipates an improvement in revenues going forward, continued economic uncertainty could affect buying decisions making revenues and operating results more difficult to forecast.

         Selling and product materials expenses decreased $1.2 million from $3.7 million for the quarter ended June 30, 2000 to $2.5 million for the same period in 2001. The decrease was primarily a result of decreased sales, marketing and technical support services totaling $2.0 million attributed to the Company's cost reduction efforts, partially offset by a $0.6 million increase in capitalized software amortization due to the release of Factorylink 7 and a $0.1 million increase in product materials expenses. Selling and product materials expenses as a percentage of revenues decreased to 64% for the quarter ended June 30, 2001 from 98% for the same period in 2000.

         Product development expenses, which consisted primarily of labor costs, decreased $2.3 million from $2.8 million for the quarter ended June 30, 2000 to $0.5 million for the same period in 2001, net of amounts capitalized. The decrease in 2001 is primarily related to decreased engineering development activities related to the FactoryLink and Xfactory product lines in addition to the Company's own cost reduction efforts. The decrease is also due to the capitalization of $0.5 million in software development costs during the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000 when no such costs were capitalized.

         General and administrative expenses decreased $1.0 million from $1.8 million for the quarter ended June 30, 2000 to $0.8 million for the same period in 2001. The decrease is due to the Company's efforts in managing it costs in 2001, as well as a settlement of amounts owed for consulting services provided to the Company in 2000. Under the terms of the settlement arrangement, approximately $0.3 million of previously accrued consulting expenses were forgiven. General and administrative expenses as a percentage of revenues decreased to 22% for the quarter ended June 30, 2001 from 48% for the same period in 2000.

         As a result of the factors discussed above, the Company recorded income from continuing operations of $31,000 for the quarter ended June 30, 2001, compared to a loss from continuing operations of $5.3 million for the same period in 2000.

         In February 2001, management of the Company determined that the market adoption rate of the technology around the Company's subsidiary eMake Corporation ("eMake") was not progressing in a manner to support the necessary resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business. For the quarter ended June 30, 2000, the condensed consolidated financial statements have been restated to present eMake as a discontinued operation. The Company's loss from discontinued operations for the quarter ended June 30, 2000 was $7.3 million. All of eMake operations were curtailed as of March 30, 2001.

Comparison of Six Months Ended June 30, 2001 and 2000

         Total revenues for the six months ended June 30, 2001 were $7.3 million compared to $7.3 million for the same period in 2000. Product licensing revenue increased $0.3 million offset by a decrease in services revenue. The increase in product licensing revenue was primarily related to FactoryLink 7, which was released in June 2000, and FactoryLink's newest addition, FactoryLink++, which was released in April 2001. The decrease in services revenue is primarily attributed to lower renewals of technical support and service agreements compared to 2000. While the Company anticipates an improvement in revenues going forward, continued economic uncertainty could affect buying decisions making revenues and operating results more difficult to forecast.

         Selling and product materials expenses decreased $2.4 million from $7.2 million for the six months ended June 30, 2000 to $4.8 million for the same period in 2001. The decrease was a result of decreased sales, marketing and technical support services totaling $3.9 million attributed to the Company's own cost reduction efforts, partially offset by a $1.3 million increase in capitalized software amortization due to the release of Factorylink 7 and a $0.1 increase in product materials expenses. Selling and product materials expenses as a percentage of revenues decreased to 65% for the six months ended June 30, 2001 from 99% for the same period in 2000.

         Product development expenses, which consisted primarily of labor costs, decreased $3.2 million from $4.2 million for the six months ended June 30, 2000 to $1.0 million for the same period in 2001, net of amounts capitalized. The decrease in 2001 is primarily related to decreased engineering development activities related to the FactoryLink and Xfactory product lines in addition to the Company's own cost reduction efforts. The Company capitalized $0.7 million and $1.4 million for the six months ended June 30, 2001 and 2000, primarily related to the next major version of the FactoryLink product line.

         General and administrative expenses decreased $1.0 million from $3.0 million for the six months ended June 30, 2000 to $2.0 million for the same period in 2001. The decrease is attributed to the Company's efforts in managing it costs in 2001, as well as a settlement of amounts owed for consulting services provided to the Company in 2000. Under the terms of the settlement arrangement, approximately $0.3 million of previously accrued consulting expenses were forgiven. General and administrative expenses as a percentage of revenues decreased to 28% for the six months ended June 30, 2001 from 41% for the same period in 2000.

         As a result of the factors discussed above, the Company recorded a loss from continuing operations of $0.5 million for the six months ended June 30, 2001, compared to a loss from continuing operations of $7.9 million for the same period in 2000. The loss from discontinued operations for the six months ended June 30, 2000 was $11.7 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $1.4 million of cash for the six months ended June 30, 2001 compared to $11.1 million for the same period in 2000. The net cash used in operating activities for the six months of 2001 was primarily due to a loss from operations of $0.5 million and a $1.6 million decrease in accounts payable and other accrued liabilities, partially offset by collections on accounts receivable of $1.0 million in 2001.

         Cash used in investing activities for the six months ended June 30, 2001 resulted from software development costs of $0.7 million and capital expenditures of $0.06 million, offset by other investing activities of $0.2 million.

         Cash provided by financing activities of $2.1 million is due to $1.4 million in proceeds from the issuance of the Company's Series C-1 Preferred Stock, net of issuance costs (discussed below), borrowings from the Company's revolving line of credit and other borrowings of $1.8 million, offset by payments on long-term debt of $1.2 million, including repayments on the revolving line of credit.

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP Private Equity Partners, L.P. ("SCP") through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock. In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before two months after the Closing Date, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") both agreed to not convert upon exercise of eMake Corporation warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are convertible into USDATA Corporation Series B convertible Preferred Stock. SCP and Safeguard 2000 hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Corporation Series A-1 and A-2 Preferred Stock which would have been convertible into a total of 265,000 shares of USDATA Corporation Series B convertible Preferred Stock.

         On July 20, 2001, the Company exercised its right to sell 16,250 shares of the Option Stock to SCP. The Company received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of its Series C-1 Preferred Stock to SCP.

         The Series C-2 Preferred Stock warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Preferred Stock at a purchase price of $40 per share. The Series C-2 Preferred Stock has a par value of $.01 per share and a liquidation preference of $120 per share plus cumulative dividends and interest and is convertible into the Company's common stock at a conversion rate of 100 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred Stock under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the liquidation preference of the Series C-2 Preferred Stock to be acquired on warrant exercise over the warrant exercise price of $3.0 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders for the first six months of 2001 and decreasing additional paid-in capital by $6.0 million.

         The Company's working capital requirements have been funded through internally generated funds, its $3.0 million revolving credit facility and up to $3.0 million in equity financing from SCP (see description above). The revolving credit facility bears interest at prime plus 1.5%, or 10% at June 30, 2001, and has a commitment fee of 1.5% per annum on the total $3.0 million. At June 30, 2001, $1.4 million was drawn under the credit facility and approximately $0.3 million was available. Availability under the credit facility is subject to a borrowing base calculation, which varies each month depending on billings and cash collections. To date, the Company has received $2.1 million in equity financings through the issuance of 53,750 shares of its Series C-1 Preferred Stock to SCP. SCP has committed to purchase an additional 21,250 shares of Series C-1 Preferred Stock at the purchase price of $40 per share or $0.9 million, subject to certain financing conditions. The Company currently anticipates that internally generated cash, the credit facility and the equity financing will be sufficient to satisfy its operating cash needs for the foreseeable future, however, based on the conditional financing arrangements, there can be no assurance that the Company will be able to obtain sufficient funding on terms acceptable to the Company, if at all. If necessary, the Company will delay certain operations and capital expenditures until adequate financing is obtained. In the event the Company is unable to secure sufficient debt or equity financing, the Company's operations would be materially adversely affected.

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and the Company may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, market acceptance and success for service offerings, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation and related uncertainties on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

USDATA CORPORATION AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $179,000 and its revolving line of credit of $1,278,000. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On August 2, 2001, the Company received notification from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that since the Company's common stock had failed to maintain a minimum market value of public float ("MVPF") of $5.0 million and a minimum bid price of $1.00 over a period of 30 consecutive trading days, the Company was not in compliance with two of the Nasdaq listing requirements. The Nasdaq indicated in their notification that if at anytime before October 31, 2001, the MVPF of the Company's common stock is at least $5.0 million and the bid price is at least $1.00 for a minimum of 10 consecutive trading days the Company would avoid a delisting determination. If the MVPF of the Company's common stock is not at least $5.0 million at anytime before October 31, 2001, the Company would then have the right to appeal the Nasdaq's determination. The Company believes that the Reverse Split effective on or about August 20, 2001 is likely to positively affect the trading price of the shares of common stock and cause the Nasdaq's minimum bid price requirement to be met or exceeded for a minimum of 10 consecutive trading days on or about August 20, 2001. No assurance can be given that either the price of the Company's common stock will increase or that the staff of Nasdaq will determine that delisting of the common stock is no longer appropriate.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits (filed as part of this report).

                           Number           Description

                           None


                  (b)      Reports on Form 8-K

                           No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       USDATA CORPORATION




Date:  August 14, 2001                 /s/ Robert A. Merry
                                       ----------------------------------------
                                       Robert A. Merry
                                       President, Chief Executive Officer
                                       and Director