Form 10-Q
period 2001-09-30
USDATA CORP
filed 2001-11-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   (Mark One)

       X    Quarterly Report pursuant to Section 13 or 15(d) of the
      ---               Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001


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

                                   ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001


                                                      Number of Shares
             Class                                       Outstanding

Common Stock, Par Value $.01 Per Share                2,826,591 shares

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                Number

PART I.           FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Condensed Consolidated Balance
                             Sheets as of September 30, 2001 and December 31,
                             2000                                                                  3

                             Unaudited Condensed Consolidated Statements
                             of Operations and Comprehensive Loss
                             for the Three and Nine Months Ended
                             September 30, 2001 and 2000                                           4

                             Unaudited Condensed Consolidated Statements
                             of Cash Flows for the Nine Months Ended
                             September 30, 2001 and 2000                                           5

                             Notes to Unaudited Condensed Consolidated
                             Financial Statements                                                  6

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                           11

                  Item 3.    Quantitative and Qualitative Disclosures about
                             Market Risk                                                          16

PART II.          OTHER INFORMATION

                  Item 2.    Changes In Securities and Use of Proceeds                            16

                  Item 4.    Submission of Matters to a Vote of Security Holders                  16

                  Item 6.    Exhibits and Reports on Form 8-K                                     16


                  Signatures                                                                      17

                       USDATA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                        2001                 2000
                                                                                    -------------        ------------
                                                                                     (unaudited)           (audited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $    1,394           $      673
  Accounts receivable, net of allowance for doubtful
     accounts of $257 and $224, respectively                                              2,617                4,073
  Other current assets                                                                      537                  678
                                                                                     ----------           ----------
              Total current assets                                                        4,548                5,424
                                                                                     ----------           ----------
Property and equipment, net                                                               1,414                2,216
Computer software development costs, net                                                  6,655                7,848
Software held for resale, net                                                               525                  824
Other assets                                                                                 34                   42
                                                                                     ----------           ----------
              Total assets                                                           $   13,176           $   16,354
                                                                                     ==========           ==========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                   $      687           $    1,711
  Deferred revenue                                                                          970                1,218
  Accrued compensation and benefits                                                         719                  808
  Current portion of long-term debt                                                       1,948                1,165
  Other accrued liabilities                                                               1,832                2,555
  Net liabilities of discontinued operation                                                 365                2,413
                                                                                     ----------           ----------
              Total current liabilities                                                   6,521                9,870
                                                                                     ----------           ----------
Long-term debt, less current portion                                                        712                  554
                                                                                     ----------           ----------
              Total liabilities                                                           7,233               10,424
                                                                                     ----------           ----------
Commitments and contingencies
Redeemable convertible preferred stock, Series A-1 and Series A-2,
   $.01 par value, with a redemption and liquidation value of $2.56 per share in 2000; authorized 16,000,000 shares for Series A-1 and
   16,000,000 shares for Series A-2; 5,300,000 shares issued and
   outstanding for each series of preferred stock in 2000                                    --               27,142

Stockholders' equity (deficit):
  Series A cumulative convertible preferred stock, $.01 par value;
     liquidation preference $100; 100,000 shares authorized;
     50,000 shares issued and outstanding in 2001 and 2000                                5,868                5,568
  Series B cumulative convertible preferred stock; $.01 par value;
      liquidation preference $100; 800,000 shares authorized;
      265,000 shares issued and outstanding in 2001                                      28,732                   --
  Series C-1 cumulative convertible preferred stock; $.01 par value;
      liquidation preference $80; 125,000 shares authorized;
      53,750 shares issued and outstanding in 2001                                       10,388                   --

  Common stock, $.01 par value, 8,000,000 shares
     authorized; 3,264,838 issued in 2001 and 2000                                           33                   33
  Additional paid-in capital                                                             13,498               24,022
  Accumulated deficit                                                                   (44,057)             (41,910)
  Treasury stock at cost, 438,247 shares in 2001
     and 463,402 shares in 2000                                                          (7,522)              (7,961)
 Accumulated other comprehensive loss                                                      (997)                (964)
                                                                                     ----------           ----------
              Total stockholders' equity (deficit)                                        5,943              (21,212)
                                                                                     ----------           ----------
              Total liabilities, redeemable convertible preferred
                 stock and stockholders' equity (deficit)                            $   13,176           $   16,354
                                                                                     ==========           ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)



                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                              -----------------------------         -----------------------------
                                                                 2001               2000               2001               2000
                                                              ----------         ----------         ----------         ----------

Revenues:
      Product license                                         $    2,753         $    3,237         $    9,052         $    9,217
      Services                                                       508              1,038              1,520              2,364
                                                              ----------         ----------         ----------         ----------
Total revenues                                                     3,261              4,275             10,572             11,581
                                                              ----------         ----------         ----------         ----------
Operating expenses:
      Selling and product materials                                2,216              3,459              6,974             10,697
      Product development                                            453              2,225              1,406              6,434
      General and administrative                                     867              2,029              2,877              5,035
      Severance and other restructuring charges                    1,061                 --              1,068                542
      Write off of capitalized software                              391                 --                391                 --
                                                              ----------         ----------         ----------         ----------
Total operating expenses                                           4,988              7,713             12,716             22,708
                                                              ----------         ----------         ----------         ----------
Loss from operations                                              (1,727)            (3,438)            (2,144)           (11,127)
Interest expense, net                                                (44)               (33)              (135)              (291)
                                                              ----------         ----------         ----------         ----------
Loss from continuing operations before preferred
      stock dividends of subsidiary                               (1,771)            (3,471)            (2,279)           (11,418)
Preferred stock dividends of subsidiary                               --               (112)                --               (112)
                                                              ----------         ----------         ----------         ----------
Loss from continuing operations                                   (1,771)            (3,583)            (2,279)           (11,530)
Income (loss) from discontinued operations                           132             (5,848)               132            (17,540)
                                                              ----------         ----------         ----------         ----------
Net loss                                                          (1,639)            (9,431)            (2,147)           (29,070)
Dividends on preferred stock, preferred stock warrant
      and beneficial conversion                                   (1,330)              (108)           (10,128)              (324)
                                                              ----------         ----------         ----------         ----------
Net loss applicable to common stockholders                    $   (2,969)        $   (9,539)        $  (12,275)        $  (29,394)
                                                              ==========         ==========         ==========         ==========
Net loss per common share:
      Basic and diluted
         Loss from continuing operations                      $    (1.10)        $    (1.34)        $    (4.40)        $    (4.46)
         Income (loss) from discontinued operations                 0.05              (2.13)              0.05              (6.59)
                                                              ----------         ----------         ----------         ----------
      Net loss per common share                               $    (1.05)        $    (3.47)        $    (4.35)        $   (11.05)
                                                              ==========         ==========         ==========         ==========
Comprehensive loss
      Net loss                                                $   (1,639)        $   (9,431)        $   (2,147)        $  (29,070)
      Foreign currency translation adjustment                        (15)                10                (33)              (115)
                                                              ----------         ----------         ----------         ----------
Comprehensive loss:                                           $   (1,654)        $   (9,421)        $   (2,180)        $  (29,185)
                                                              ==========         ==========         ==========         ==========
      Weighted average shares outstanding:
         Basic and diluted                                         2,826              2,747              2,818              2,660
                                                              ==========         ==========         ==========         ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                        2001                 2000
                                                                                     ----------           ----------
Cash flows from operating activities:
Net loss                                                                             $   (2,147)          $  (29,070)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Loss from discontinued operations                                                   (132)              17,540
       Depreciation and amortization                                                      2,735                1,560
       Non-cash stock compensation                                                           87                   --
       Write off of capitalized software                                                    391                   --
       Non-cash interest expense                                                             --                  313
       Preferred stock dividends of subsidiary                                               --                  112
       Changes in operating assets and liabilities:
           Accounts receivable, net                                                       1,456                2,927
           Other assets, net                                                                149                 (199)
           Accounts payable and other accrued liabilities                                (1,547)                 336
           Accrued compensation and benefits                                                (88)                 (33)
           Deferred revenue                                                                (248)                (726)
                                                                                     ----------           ----------
           Net cash provided by (used in) continuing operations                             656               (7,240)
           Net cash used in discontinued operations                                      (1,916)             (14,312)
                                                                                     ----------           ----------
           Net cash used in operating activities                                         (1,260)             (21,552)
                                                                                     ----------           ----------
Cash flows from investing activities:
       Capital expenditures                                                                 (60)                (882)
       Capitalized software development costs                                              (983)              (1,985)
       Refund of leasehold improvement costs                                                209                   --
                                                                                     ----------           ----------
           Net cash used in continuing operations                                          (834)              (2,867)
           Net cash used in discontinued operations                                          --               (2,609)
                                                                                     ----------           ----------
           Net cash used in investing activities                                           (834)              (5,476)
                                                                                     ----------           ----------
Cash flows from financing activities:
       Proceeds from stock option exercises                                                  --                  383
       Proceeds from stock warrant exercise                                                  --                2,109
       Proceeds from issuance of common stock                                                56                   --
       Proceeds from issuance of preferred stock, net                                     2,050                6,937
       Proceeds from issuance of demand notes payable                                        --               26,750
       Payments on demand notes payable                                                      --               (7,500)
       Borrowing under revolving line of credit                                           1,657                   --
       Other borrowings                                                                     584                   --
       Payments on long-term debt                                                        (1,532)                 (65)
                                                                                     ----------           ----------
           Net cash provided by financing activities                                      2,815               28,614
                                                                                     ----------           ----------
Net increase in cash and cash equivalents                                                   721                1,586
Cash and cash equivalents, beginning of period                                              673                2,962
                                                                                     ----------           ----------
Cash and cash equivalents, end of period                                             $    1,394           $    4,548
                                                                                     ==========           ==========
Non-cash operating and financing activity:
       Conversion of accrued liabilities to long-term notes payable                  $      232           $       --
                                                                                     ==========           ==========


See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements of USDATA Corporation and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Company's management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and the consolidated results of its operations and comprehensive loss, and cash flows for the three and nine month periods ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       CONVERTIBLE PREFERRED STOCK AND PREFERRED STOCK WARRANT

CONVERTIBLE PREFERRED STOCK

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP Private Equity Partners, L.P. ("SCP") through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company ("Series C-1 Preferred") and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock. In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before May 30, 2001, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") agreed not to convert upon exercise of eMake Corporation warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are convertible into the Company's Series B Convertible Preferred Stock. SCP and Safeguard 2000 hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Corporation Series A-1 and A-2 Preferred Stock which would have been convertible into a total of 265,000 shares of the Company's Series B Convertible Preferred Stock.

         On July 20, 2001, the Company exercised its right to sell 16,250 shares of the Option Stock to SCP. The Company received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of its Option Stock to SCP.

         In conjunction with the Series C-1 and C-2 Preferred Stock purchase, the Company executed a Certificate of Designation for Series C-1 Preferred Stock and Series C-2 Preferred Stock which designated 125,000 shares of authorized preferred stock as Series C-1 Preferred Stock and designated 125,000 shares of authorized but unissued preferred stock as Series C-2 Preferred Stock. As of September 30, 2001, 53,750 shares of Series C-1 Preferred Stock are issued and outstanding.

         The Company's Series C-1 Preferred Stock has a par value of $.01 per share and a liquidation preference of $80 per share plus cumulative dividends and interest. The preferred stock is convertible into the Company's common stock at a conversion rate of 20 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C-1 Preferred. The Series C-1 Preferred Stock ranks senior to all other classes and series of the Company's capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up. The excess of the liquidation preference over the purchase price of the preferred stock has been reflected as a $650 thousand and a $2.150 million dividend on preferred stock for the three and nine months ended September 30, 2001, respectively, increasing the loss applicable to common stockholders and decreasing additional paid-in capital.

         Cumulative dividends of $100,000, $530,000 and $50,000 have been recorded for the three months ended September 30, 2001 for the Series A Preferred Stock, the Series B Preferred Stock and the Series C-1 Preferred Stock, respectively. Cumulative dividends of $477,000, $1,413,000 and $88,000 have been recorded for the nine month period ended September 30, 2001 for the Series A Preferred Stock, the Series B Preferred Stock and the Series C-1 Preferred Stock, respectively.

         On January 31, 2001, SCP elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-1 Redeemable Convertible Preferred Stock of eMake Corporation. In addition, a subsidiary of Safeguard Scientifics, Inc. elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-2 Redeemable Convertible Preferred Stock of eMake Corporation. As of September 30, 2001, no series of eMake preferred stock remains outstanding.

WARRANT TO PURCHASE SERIES C-2 PREFERRED STOCK

         The Series C-2 Preferred Stock warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Preferred Stock at a purchase price of $40 per share. The Series C-2 Preferred Stock has a par value of $.01 per share and a liquidation preference of $120 per share plus cumulative dividends and interest and is convertible into the Company's common stock at a conversion rate of 20 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred Stock under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the liquidation preference of the Series C-2 Preferred Stock to be acquired on warrant exercise over the warrant exercise price of $3.0 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders for the nine months ended September 30, 2001 and decreasing additional paid-in capital by $6.0 million.

3.       LOSS PER SHARE

         Net loss per share of common stock is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted loss per share when their inclusion would be antidilutive. Options to acquire a total of 237,891 common shares and options to acquire 352,058 common shares have been excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2001 and 2000, respectively, as their inclusion would be antidilutive.

4.       STOCK SPLIT

         On July 10, 2001, the Company's board of directors approved and recommended that the stockholders approve an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split (the "Reverse Split") of the Company's issued and outstanding Common Stock (the "Existing Common"). On July 10, 2001, the holders of a majority of the outstanding shares of Existing Common approved the amendment by written consent. Approval by the board of directors and by the holders of a majority of the outstanding shares of Common Stock is required under Delaware law to effect the amendment. The amendment became effective upon the filing of the amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State on August 20, 2001. The Reverse Split became effective August 21, 2001 the ("Effective Date").

         Pursuant to the terms of the Reverse Split, each five shares of Existing Common outstanding immediately prior to the Effective Date was reclassified as, and exchanged for, one share of newly issued Common Stock, par value $0.01 per share ("New Common"). No fractional shares of New Common were issued. If the conversion resulted in a fraction of a share, then the Company rounded up such fraction of a share and the holder received a whole share for such fraction. The per share amounts reported herein have been adjusted to give effect to the Reverse Split.

         On August 2, 2001, the Company received notification from The Nasdaq Stock Market, Inc. ("Nasdaq") indicating that since the Company's common stock had failed to maintain a minimum market value of public float ("MVPF") of $5.0 million and a minimum bid price of $1.00 over a period of 30 consecutive trading days, the Company was not in compliance with two of the Nasdaq listing requirements. The Nasdaq indicated in their notification that if at anytime before October 31, 2001, the MVPF of the Company's common stock is at least $5.0 million and the bid price is at least $1.00 for a minimum of 10 consecutive trading days the Company would avoid a delisting determination. If the MVPF of the Company's common stock is not at least $5.0 million at anytime before October 31, 2001, the Company would then have the right to appeal the Nasdaq's determination. On September 27, 2001, Nasdaq announced its implementation of a moratorium on the minimum bid and public float requirements for continued listing on Nasdaq and to suspend these requirements until January 2, 2002.

5.       NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT

         At March 31, 2001, the Company was not in compliance with one of its debt covenants under its revolving credit facility and subsequently received a waiver from the lending bank for this covenant. As of May 3, 2001, the credit facility was amended to ease compliance with this covenant retroactively to December 2000 and for the remainder of the agreement ending January 31, 2002. As of September 30, 2001, the Company was in compliance with all debt covenants, and at September 30, 2001, $1.4 million was drawn under the revolving credit facility and is included in current liabilities.

         In December 2000, the Company entered into a development and commercialization agreement with an original equipment manufacturer ("OEM") and customer of the Company. On May 11, 2001, the agreement was amended to include a loan agreement ("Loan") between the Company and the OEM in connection with a co-coordinated development program to co-develop the next major release of the Company's software product FactoryLink. The OEM will advance the Company up to $467,500 in three separate advances. As of September 30, 2001, the Company received all three advances totaling $467,500. The Loan bears interest at 10.5% per annum and is repayable in eight equal quarterly installments of principal and interest with the first installment due on April 15, 2002.

6.       SEVERANCE AND OTHER RESTRUCTURING ACCRUALS

         The following table summarizes by category the accrued liability balances at September 30, 2001 related to the Company's 2000 restructuring plans.



                                                                Amount                                                  Amount
                                                              Accrued at                              Cash            Accrued at
(in thousands)                                                 12/31/00          Accrual            Payments           9/30/01
                                                              ----------        ----------         ----------         ----------
Employee severance and other employee-related costs           $      410        $       --         $     (342)        $       68
Early lease termination and facility shutdown costs                  141                --               (136)                 5
Lease costs associated with vacated office space                     988             1,061               (771)             1,278
Legal and other related costs                                         68                --                (35)                33
                                                              ----------        ----------         ----------         ----------
                                                              $    1,607        $    1,061         $   (1,284)        $    1,384
                                                              ==========        ==========         ==========         ==========


         The severance and restructuring accrued liabilities are included in accrued compensation and benefits and other accrued liabilities in the accompanying condensed consolidated balance sheets. The continuing deterioration of the real estate market has affected the Company's ability to sublet approximately 45,000 square feet of excess office space at the Company's headquarter facilities. As a result, the Company accrued an additional $1.1 million in restructuring charges related to lease costs associated with vacated office space in the third quarter of 2001.

         In connection with the eMake Corporation discontinued operations, the Company paid $548 thousand for severance and other employee-related costs, $183 thousand in early lease termination and facility shutdown costs and $56 thousand in lease costs associated with vacated office space. The remaining accrued liability balance at September 30, 2001 totals $15 thousand and is included in net liabilities of discontinued operation. The remaining severance and restructuring accrued liabilities are expected to be paid in full by December 31, 2001.

7.       WRITE OFF OF CAPITALIZED SOFTWARE

         As a result of strategy changes from two of the Company's suppliers, the Company determined that the carrying amount of capitalized software development costs related to two of its software products were not recoverable and as a result deemed to be impaired during the third quarter of 2001. The Company wrote off $355 thousand related to its Analyzer software product and $36 thousand related to its Connector software product.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         USDATA Corporation (the "Company"), headquartered in Richardson, Texas is a leading global provider of software and services that give enterprises the knowledge and control needed to perfect the products they produce and processes they manage. Based upon a tradition of flexible service, innovation and integration, the Company's software currently operates in more than 60 countries around the globe, including seventeen of the top twenty-five manufacturers. The Company's software heritage is born out of manufacturing and process automation solutions and has grown to encompass the industry's deepest product knowledge and control solutions. With an eye towards the future of e-business, the Company continues to create innovative solutions that will support the integration of enterprise production and automation information into the supply chain. The Company has six offices worldwide and a global network of distribution and support partners.

         Revenues have been generated primarily from licenses of the Company's FactoryLink(R) and Xfactory(R) software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 16% and 14% of revenues during the three and nine months ended September 30, 2001, compared to 24% and 20% for the three and nine months ended September 30, 2000.

         FactoryLink is a process knowledge and control solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink is a horizontal application tool set used by system integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution and water and waste water transport. It allows customers to collect and monitor data from disparate process control systems and acts as a hub for real-time information that may be used by various decision makers interested in the real-time status of the production process. In 2000, the Company released its latest version, FactoryLink 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market.

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

          Xfactory is a product knowledge and control solution designed to capture and communicate real-time manufacturing data from the shop floor to the people and systems who need it, when they need it. The information is intended to help customers make better-informed decisions and reduce manufacturing costs and lead times. Xfactory is designed to track all aspects of discrete manufacturing production - maintaining historically accurate records as well as real-time production information, defect tracking, complete product genealogy and integration into enterprise software systems. Xfactory is intended to benefit manufacturing customers by, reducing work in progress, lowering cost of errors, and lowering cost of compliance with government regulations, while limiting the amount of rework and increasing product revenue. The Xfactory suite includes a process knowledge and control module based on the Company's FactoryLink product.

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

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the unaudited consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, the Company's statement of operations as a percentage of total revenues.




                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                               --------------------------          --------------------------
                                                                 2001              2000              2001              2000
                                                               --------          --------          --------          --------
Revenues:
     Product license                                                 84%               76%               86%               80%
     Services                                                        16%               24%               14%               20%
                                                               --------          --------          --------          --------
Total revenues                                                      100%              100%              100%              100%
                                                               --------          --------          --------          --------
Operating expenses:
     Selling and product materials                                   68%               81%               66%               92%
     Product development                                             14%               52%               13%               56%
     General and administrative                                      27%               47%               28%               43%
     Severance and other restructuring charges                       33%                0%               10%                5%
     Write off of capitalized software                               12%                0%                4%                0%
                                                               --------          --------          --------          --------
Total operating expenses                                            154%              180%              121%              196%
                                                               --------          --------          --------          --------
Loss from operations                                                (54)%             (80)%             (21)%             (96)%
Interest expense, net                                                (1)%              (1)%              (1)%              (3)%
                                                               --------          --------          --------          --------
Loss from continuing operations before preferred
     stock dividends of subsidiary                                  (55)%             (81)%             (22)%             (99)%
Preferred stock dividends of subsidiary                               0%               (3)%               0%               (1)%
                                                               --------          --------          --------          --------
Loss from continuing operations                                     (55)%             (84)%             (22)%            (100)%
Income (loss) from discontinued operations                            4%             (137)%               1%             (151)%
                                                               --------          --------          --------          --------
Net loss                                                            (51)%            (221)%             (21)%            (251)%
Dividends on preferred stock, preferred stock warrant
     and beneficial conversion                                      (41)%              (3)%             (96)%              (3)%
                                                               --------          --------          --------          --------
Net loss applicable to common stockholders                          (92)%            (224)%            (117)%            (254)%
                                                               --------          --------          --------          --------


Comparison of Three Months Ended September 30, 2001 and 2000

         Total revenues for the quarter ended September 30, 2001 were $3.3 million compared to $4.3 million for the same period in 2000. Product licensing revenue decreased $0.5 million primarily due to a 20% decline in Xfactory licensing revenue when compared to the same period in 2000, partially offset by a 10% increase in FactoryLink licensing revenue. The decline in Xfactory licensing revenue is attributable to the deepening recession in the manufacturing sector during the third quarter of 2001 causing product license purchases to be delayed, downsized or canceled, however the automation sector has remained relatively stable. In addition, services revenue decreased $0.5 million due to a one time billable project during the third quarter of 2000.

         Selling and product materials expenses decreased $1.3 million from $3.5 million for the quarter ended September 30, 2000 to $2.2 million for the same period in 2001. The decrease was primarily a result of decreased sales, marketing and technical support services totaling $1.0 million attributed to the Company's own cost reduction efforts in 2001 and to the cost reductions relative to the 2000 restructurings. In addition, variable selling expenses decreased $0.2 million due to the decrease in revenue. Selling and product materials expenses as a percentage of revenues decreased to 68% for the quarter ended September 30, 2001 from 81% for the same period in 2000.

         Product development expenses, which consisted primarily of labor costs, decreased $1.7 million from $2.2 million for the quarter ended September 30, 2000 to $0.5 million for the same period in 2001, net of amounts capitalized. The decrease in 2001 is primarily related to the Company's own cost reduction efforts in 2001, in addition to a reduction in personnel-related costs relative to the 2000 restructurings. The Company capitalized $0.3 million and $0.6 million for the three months ended September 30, 2001 and 2000, respectively, primarily related to the next major version of the FactoryLink product line.

         General and administrative expenses decreased $1.1 million from $2.0 million for the quarter ended September 30, 2000 to $0.9 million for the same period in 2001. The decrease is due to the Company's ongoing efforts in managing it costs in 2001, as well as the quarter ended September 30, 2000 including $0.4 million in consulting fees associated with refining the Company's longer-term business plan. General and administrative expenses as a percentage of revenues decreased to 27% for the quarter ended September 30, 2001 from 47% for the same period in 2000.

         The continuing deterioration of the real estate market has affected the Company's ability to sublet approximately 45,000 square feet of excess office space at the Company's Richardson headquarter facilities. The excess office space is a result of the restructuring plan implemented by the Company during 2000. As a result, the Company recorded a $1.1 million restructuring charge during the three months ended September 30, 2001 related to lease costs associated with vacated office space.

         Due to strategy changes from two of the Company's suppliers, the Company determined that the carrying amount of capitalized software development costs related to two of its software products were not recoverable. As a result, these assets were considered to be impaired during the third quarter of 2001. The Company wrote off $355 thousand related to its Analyzer software product and $36 thousand related to its Connector software product during the three months ended September 30, 2001.

         As a result of the factors discussed above, the Company recorded a loss from continuing operations of $1.8 million for the quarter ended September 30, 2001, compared to a loss from continuing operations of $3.6 million for the same period in 2000.

         In February 2001, management of the Company determined that the market adoption rate of the technology around the Company's subsidiary eMake Corporation ("eMake") was not progressing in a manner to support the necessary resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business. For the quarter ended September 30, 2000, the condensed consolidated financial statements have been restated to present eMake as a discontinued operation. The Company's loss from discontinued operations for the quarter ended September 30, 2000 was $5.8 million. All of eMake operations were curtailed as of March 30, 2001.

Comparison of Nine Months Ended September 30, 2001 and 2000

         Total revenues for the nine months ended September 30, 2001 were $10.6 million compared to $11.6 million for the same period in 2000. Product licensing revenue decreased $0.2 million primarily due to decreased licensing revenue from Xfactory attributed to the deepening recession in the manufacturing sector during the third quarter of 2001 causing product license purchases to be delayed, downsized or canceled. This is partially offset by a 18% increase in FactoryLink licensing revenue, as the automation sector has remained relatively stable. Services revenue decreased $0.8 million due to a one time billable project during the third quarter of 2000 in addition to lower renewals of technical support and service agreements compared to 2000.

         Selling and product materials expenses decreased $3.7 million from $10.7 million for the nine months ended September 30, 2000 to $7.0 million for the same period in 2001. The decrease was a result of decreased sales, marketing and technical support services totaling $4.9 million attributed to the

Company's own cost reduction efforts in 2001 and to the cost reductions relative to the 2000 restructurings, partially offset by a $1.3 million increase in capitalized software amortization due to the release of Factorylink 7. Selling and product materials expenses as a percentage of revenues decreased to 66% for the nine months ended September 30, 2001 from 92% for the same period in 2000.

         Product development expenses, which consisted primarily of labor costs, decreased $5.0 million from $6.4 million for the nine months ended September 30, 2000 to $1.4 million for the same period in 2001, net of amounts capitalized. The decrease in 2001 is primarily related to the Company's own cost reduction efforts in 2001, in addition to a reduction in personnel-related costs relative to the 2000 restructurings. The Company capitalized $1.0 million and $2.0 million for the nine months ended September 30, 2001 and 2000, respectively, primarily related to the next major version of the FactoryLink product line.

         General and administrative expenses decreased $2.1 million from $5.0 million for the nine months ended September 30, 2000 to $2.9 million for the same period in 2001. The decrease is attributed to the Company's ongoing efforts in managing it costs in 2001, as well as a settlement of amounts owed for consulting services provided to the Company in 2000, of which $1.1 million was recorded to general and administrative expenses for the nine months ended September 30, 2000. Under the terms of a settlement arrangement, approximately $0.3 million of previously accrued consulting expenses were forgiven in the second quarter of 2001. General and administrative expenses as a percentage of revenues decreased to 28% for the nine months ended September 30, 2001 from 43% for the same period in 2000.

         As a result of the factors discussed above, the Company recorded a loss from continuing operations of $2.3 million for the nine months ended September 30, 2001, compared to a loss from continuing operations of $11.5 million for the same period in 2000. The loss from discontinued operations for the nine months ended September 30, 2000 was $17.5 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities from continuing operations provided $0.7 million of cash for the nine months ended September 30, 2001, offset by $1.9 million in cash used in discontinued operations, compared to using $7.2 million in continuing operations and $14.3 million in discontinued operations for the same period in 2000. The net cash used in operating activities for the nine months of 2001 was primarily due to a loss from operations of $2.1 million and a $1.3 million decrease in accounts payable and other accrued liabilities, partially offset by collections on accounts receivable of $1.5 million in 2001.

         Cash used in investing activities for the nine months ended September 30, 2001 resulted from software development costs of $0.983 million and capital expenditures of $60 thousand, offset by other investing activities of $0.2 million.

         Cash provided by financing activities of $2.8 million is due to $2.1 million in proceeds from the issuance of the Company's Series C-1 Preferred Stock, net of issuance costs (discussed below), borrowings from the Company's revolving line of credit and other borrowings of $2.2 million, offset by payments on long-term debt of $1.5 million, including repayments on the revolving line of credit.

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP Private Equity Partners, L.P. ("SCP") through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Preferred Stock. In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company may exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before May 30, 2001, and the Company must be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") both agreed to not convert upon exercise of eMake Corporation warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are convertible into the Company's Series B Convertible Preferred Stock. SCP and Safeguard 2000 hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Corporation Series A-1 and A-2 Preferred Stock which would have been convertible into a total of 265,000 shares of the Company's Series B Convertible Preferred Stock.

         On July 20, 2001, the Company exercised its right to sell 16,250 shares of the Option Stock to SCP. The Company received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of its Series C-1 Preferred Stock to SCP. As of September 30, 2001, the Company has received a total of $2.1 million from SCP relative to this equity financing.

         The Series C-2 Preferred Stock warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Preferred Stock at a purchase price of $40 per share. The Series C-2 Preferred Stock has a par value of $.01 per share and a liquidation preference of $120 per share plus cumulative dividends and interest and is convertible into the Company's common stock at a conversion rate of 20 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred Stock under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the liquidation preference of the Series C-2 Preferred Stock to be acquired on warrant exercise over the warrant exercise price of $3.0 million has been reflected as additional return to the Series C-1 Preferred stockholder, increasing loss applicable to common stockholders for the first nine months of 2001 and decreasing additional paid-in capital by $6.0 million.

         The Company's working capital requirements have been funded through internally generated funds, its $3.0 million revolving credit facility and up to $3.0 million in equity financing from SCP (see description above). The revolving credit facility bears interest at prime plus 1.5%, or 7.5% at September 30, 2001, and has a commitment fee of 1.5% per annum on the total $3.0 million. At September 30, 2001, $1.4 million was drawn under the credit facility, which was approximately the total amount available under the facility. Availability under the credit facility is subject to a borrowing base calculation, which varies each month depending on billings and cash collections. To date, the Company has received $2.1 million in equity financings through the issuance of 53,750 shares of its Series C-1 Preferred Stock to SCP. SCP has committed to purchase an additional 21,250 shares of Series C-1 Preferred Stock at the purchase price of $40 per share or $0.9 million, subject to certain financing conditions. The Company currently anticipates that internally generated cash and the credit facility will be sufficient to satisfy its operating cash needs for the foreseeable future, however, based on the conditional financing arrangements, there can be no assurance that the Company will be able to obtain any additional debt or equity funding on terms acceptable to the Company, if at all. If necessary, the Company will delay certain operations and capital expenditures until adequate financing is obtained. In the event the Company is unable to secure sufficient debt or equity financing, the Company's operations would be materially adversely affected.

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

USDATA CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $161,000 and its revolving line of credit of $1,369,000. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with an equity financing on March 30, 2001, the Company amended its Certificate of Incorporation designating two new series of preferred stock, which have certain preferential rights to the holders of the Company's common stock. The information contained in Footnote 2 to the Unaudited Condensed Consolidated Financial Statements regarding the designation, rights, preferences and privileges of the Series C-1 Preferred Stock and Series C-2 Preferred Stock is hereby incorporated by reference.

         On July 10, 2001, the Company's board of directors approved and recommended the stockholders approve an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split (the "Stock Split"). On July 10, 2001, the holders of a majority of the outstanding shares of the Company's common stock approved the Stock Split, which became effective on August 21, 2001. The information contained in Footnote 4 to the Unaudited Condensed Consolidated Financial Statements regarding the Stock Split is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 10, 2001, the Company's board of directors approved and recommended the stockholders approve an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split (the "Stock Split"). On July 10, 2001, the holders of a majority of the outstanding shares of the Company's common stock approved the Stock Split, which became effective on August 21, 2001. The information contained in Footnote 4 to the Unaudited Condensed Consolidated Financial Statements regarding the Stock Split is hereby incorporated by reference.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits (filed as part of this report).

               Number           Description
               ------           -----------

               None


         (b)   Reports on Form 8-K

         On July 19, 2001, the Company filed a current report on Form 8-K to announce its intention to effect a one-for-five reverse stock split effective in August 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           USDATA CORPORATION




Date:  November 14, 2001                    /s/ Robert A. Merry
                                           -----------------------------------
                                            Robert A. Merry
                                            President, Chief Executive Officer
                                            and Director