Form 10-K
period 2001-12-31
USDATA CORP
filed 2002-04-01
CIK 943895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-25936


                               USDATA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             75-2405152
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2435 N. Central Expressway, Richardson, TX                          75080
------------------------------------------                        ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2002, was approximately $3,790,760 based on the sale price of the Common Stock on March 15, 2002, of $2.10 as reported by the NASDAQ National Market System.

         As of March 15, 2002, the registrant had outstanding 2,836,138 shares of its Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         As stated in Part III of this annual report on Form 10-K, portions of the following document are incorporated herein by reference: definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

         Unless the context indicates otherwise, the terms "USDATA," "the Company," "we," "our," and "us" refer to USDATA Corporation.

PART I.

ITEM 1. BUSINESS

GENERAL

         USDATA Corporation was founded in 1974 with headquarters in Richardson, Texas. The Company is an independent, global supplier of industrial automation software tools, applications and consulting services designed to provide businesses with the knowledge and control needed to perfect the products they produce and processes they manage.

         The Company uses its deep industry knowledge and domain expertise to create software solutions for the industrial automation marketplace by supplying a wide range of software products and services to customers in the manufacturing, infrastructure and automation segments. The Company was reincorporated in the state of Delaware in 1992.

       The Company's software enables manufacturers to access more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. The Company's software solutions span a wide range of manufacturing and automation processes, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage. The Company's software solutions provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

         The Company serves customers in a wide variety of industries including: chemical, oil and gas, food, beverage, automotive, aerospace, telecommunications, electronics, transportation and other industries. The Company has a strong global presence with more than 70,000 units located in more than 60 countries throughout the world.

         The Company serves 17 of the top 25 global manufacturers and many of the world's largest companies including: Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Hewlett-Packard Company, Michelin Tire Corporation, Nestle SA, Alcatel, Mitsubishi, The City of Los Angeles, United Parcel Service of America, Inc., Singapore Mass Rapid Transit, Credit Suisse, TransCanada PipeLines Limited, Tacoma Power, Petroleos Mexicanos, Schneider Automation, Inc. and ALSTOM.

         In the growing field of product tracking and manufacturing software technologies, the Company has an expanding customer base that includes Flextronics (formerly JIT Electronics Pte Ltd), Kingston Technology Company, DRS Technologies, Micro Systems Engineering, Inc., Philips Assembly Centre Hungary Ltd, Crossroads Systems, Inc., Tower Automotive, Inc., Magna International, Inc., Filtronics Compound Semiconductors Ltd, DuPont Photomasks, Inc., Teksid Aluminio de Mexico S.A. de C.V. and Simple Technology.

         Revenues are generated globally from the United States, Europe, Canada, Latin America and Asia Pacific. The Company sells products and services to end customers and systems integrators through distributors, OEM relationships and direct sales. In addition, the Company has certified integration partners ("CIPs") worldwide ranging from global companies like ALSTOM to small systems integrators who create additional customer solutions built on USDATA's products.

         The Company's core competencies in automation, shop floor, process control, and production execution are value-added knowledge incorporated into application software. The Company combines internal software product development resources with partners and contractors in conjunction with a Rapid Application Development methodology, leveraging the Company's standards for development, open architecture and quality to produce successful software products. The Company's product development team leverages these core competencies along with their domain knowledge to produce powerful, easy to use application tools and products for the industrial automation markets.

         In recent years, the Company has developed and implemented a product development approach that leverages technology partnerships with companies such as Microsoft, ALSTOM and Schneider Automation, Inc. This ability to manage and develop software globally through partnerships has become a core competency that extends the Company's product development reach beyond traditional operating investment constraints to rapidly produce competitive and innovative software products.

PRODUCTS AND SERVICES

OVERVIEW
         The Company develops, markets and supports component-based software products for customers requiring enterprise-wide, open solutions for the industrial automation markets. These software products provide customers real-time computer applications that enable interactive, dynamic and graphical interfaces to industrial operations. These applications collect, consolidate and communicate information about an automated process, typically drawn from complex operating sources or from multiple sites throughout an enterprise, and enable the user to interact with and control critical processes. The real-time information provided by the Company's products is intended to enable customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

         The Company's software product, FactoryLink(R), is a process knowledge and control solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink(R) is a horizontal application tool set used by systems integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution, transport and water treatment.

         In mid-1998, the Company introduced Xfactory(R), a product knowledge and control software product that enables customers to leverage their existing business and planning systems with enterprise-wide, open systems solutions for production management. In 2001, the Company introduced Xfactory(R) 2.0 enabling production, execution and tracking for eManufacturing integration with business and supply chain systems. The Company's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate with customers' existing manufacturing and business software.

         The target market for Xfactory(R) is production and visibility management for build/configure to order discrete manufacturing. Systems integrators, consultants and in-house information technology ("IT") specialists use Xfactory(R) to support online business-to-business eCommerce by creating applications for order status and change order management, visibility into manufacturing, product tracking and genealogy, and collection and analysis for product line development.

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

         To make effective and efficient operational decisions, both types of information - product and process - must be used. This integration raises a fundamental issue of how to create communication between the disparate natures of business and process control systems. The Company's products are designed to integrate business and process control systems into comprehensive decision support, reporting and real-time operational systems.

PRODUCT LICENSE PRODUCTS - FACTORYLINK(R)

         FactoryLink(R) is a collection of software tools used to build a variety of industrial SCADA/HMI applications. It allows customers to collect and monitor data from disparate process control systems. FactoryLink(R) acts as hub for real-time information that may be used by various decision makers interested in the real-time status of an automated process. In 2001, the Company released its latest version, FactoryLink(R) ++, which enhanced the core product with some ease-of-use features and redundancy for seamless application fail over.

         To simplify connecting to plant floor devices, the Company includes support for object linking and embedding for process control in FactoryLink(R), making it an interoperable server that can collect and distribute data throughout a multi-vendor manufacturing environment. FactoryLink(R)'s extensive database connectivity and interfaces to manufacturing execution systems ("MES") and ERP products allow it to function as the automation system hub, much broader than just an HMI. Customers can now leverage their existing investments in various HMIs and build an integrated system, thereby eliminating existing islands of automation.

The FactoryLink(R) software enables a customer to:

    o Create easy-to-use, real-time supervisory control applications that provide dynamic graphical representations of automated processes;

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

         FactoryLink(R)'s patented architecture permits the user to pick and choose the functionality required for a particular application. It allows the user to design high performance, real-time systems capable of handling large amounts of data. Techniques for exception processing, message compression and high-speed data transfer achieve optimal functionality under this architectural arrangement.

PRODUCT LICENSE PRODUCTS - XFACTORY(R)

         A key component of enabling a successful manufacturing strategy is the use of software solutions that enable manufacturers to create, accumulate, access, and share both product information and manufacturing process information across the extended enterprise and plant-to-plant. The Company believes the manufacturing industry will change its application infrastructure over the next 10 to 15 years as it moves from supporting a traditional business approach with largely custom integration to collaborative supply chain manufacturing supported by packaged software implementation. The Company also believes that manufacturers will integrate the plant into the business process, specification, costing, planning, manufacturing and delivery process. In addition to traditional manufacturing investment to improve overall equipment efficiency and equipment/operator ratio, and maximize plant assets, investments will also be made to create faster time to market (volume), production visibility to the supply chain and build to customer order.

         The Xfactory(R) software product enables customers to develop versatile and flexible manufacturing applications for production management, product tracking and genealogy tracking for supply chain manufacturing and production processes. The information provided by the Company's products enables customers to reduce operating costs, improve product quality and increase overall supply chain throughput and productivity.

SERVICES

         The Company offers selected services to complement the capabilities of the distribution and integration channel.

         Xcelerate Consulting - This offering is designed to aid systems integrators and end-users in planning and implementing a project using USDATA products. This offering is centered on an innovative project methodology covering all aspects of the planning, designing, implementation, change management and operation of industrial automation software systems. The key component of an automation strategy is the use of software solutions that enable manufacturers to create, accumulate, access, and share both product information and manufacturing process information across the extended enterprise and plant-to-plant. The Company combines FactoryLink and/or Xfactory with the Xcelerate methodology designed to support successful customer installations and the rapid realization of value. The purpose of the Xcelerate methodology is to help buyers achieve a rapid, complete, controlled and cost effective roll-out of FactoryLink and/or Xfactory while retaining control of their financial investment so that business value can be achieved as rapidly as possible.

         Customer Support Services - Provided on an annual subscription basis and in partnership with the distribution channel, this offering provides end-users and systems integrators extended technical phone support, knowledgebase access, and software maintenance product updates.

MARKETING, SALES AND DISTRIBUTION

         The Company's sales and support organization includes channel management personnel, a corporate marketing group for lead generation, a technical resource group and a network of authorized worldwide distributors that acquire licenses for the Company's products at a discount and remarket and provide training, customer support and consulting services to end-users. The Company's sales and support organization combines its internal resources with the resources, expertise and customer base of qualified third party distributors, remarketers and integrators. The Company's internal sales and marketing organization consisted of approximately 20 persons as of December 31, 2001, and is based in Richardson, Texas. The Company has field sales locations in other cities in the United States and western Europe.

         The Company goes to market via a network of distributors, referred to as tier one partners ("TOPs") which collectively had approximately 50 sales people generating 62% of the Company's sales during 2001. An additional 21% of the Company's sales during 2001 were generated through an OEM private label arrangement with Schneider Automation. The remaining 17% was sold directly to key accounts. The Company has certified integration partners around the world ranging from global consulting and integration companies to smaller companies that do work with specific plants on a local basis.

         The Company is a business-to-business company with nearly 100% of its business conducted over the web. In addition to ordering and quoting, the Company's PartnerNet is a web site utilized by its extended community for sales support, product support, and marketing. This indirect strategy is critical to the Company's success and future growth because each TOP functions as a virtual extension of the Company's sales, service and support organizations. Typically, the business model of TOPs is primarily driven by industrial software revenues and related products. TOPs generally have value-added products and services that are additive to the Company's core products, and TOPs generally work cooperatively with a community of local systems integrators that actually perform project work for the end-user. The Company regularly improves the TOP channel by monitoring performance against a comprehensive set of metrics and upgrading distributors as appropriate. In addition, the Company is planning to expand the number of United States based TOPs to increase sales performance.

         The TOP distribution channel has historically focused more on the market with the FactoryLink(R) product line and the Company intends to complement this with direct sales activity to sell Xfactory(R) and Xcelerate services. In addition to increasing Xfactory(R) software sales for the manufacturing market, the Company intends to increase related consulting and implementation service revenue.

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

         The Company provides first level, localized support through its highly qualified and experienced TOPs. Support engineers are networked utilizing a single knowledge base system that is intended to enable quick and efficient transfer of data, software corrections and up-to-date technical information. In addition to frequent interaction between the Company's support personnel and the TOPs' engineers, the Company also conducts regular training sessions to enhance the technical knowledge and working relationship in this support community. Annual customer support agreements are available to customers in various forms.

         The Company also provides customer support for its products via the web, allowing users access to the latest software fixes, FAQ's (frequently asked questions), detailed examples and on-line trouble shooting/problem submission. The Company also maintains a FactoryLink Certified Integration Partner Program. Members of this program have access to specific vertical market and industry expertise and established relationships with prominent hardware and software vendors.

         The Company offers comprehensive training classes to customers and third-party remarketers. Training classes are offered through in-house training facilities and through its authorized training TOPs throughout the world. The training curriculum is a comprehensive program of application development training in a hands-on, lab-based training environment. The Company is also able to provide on-site training when required by customers.

CUSTOMERS

         Since the introduction of the FactoryLink(R) software product in 1986, the Company has licensed more than 70,000 units worldwide for use in the chemical, oil and gas, food, beverage, public utility, pharmaceutical, pulp and paper, automotive, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. Established end users include Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Hewlett-Packard Company, JT International and Michelin Tire Corporation. In the year ended December 31, 2001, no single end user of the Company's products accounted for more than 10% of the Company's total revenues.

         The target market for Xfactory(R) is production and visibility management for build/configure-to-order discrete manufacturing. Systems integrators, consultants, and in-house IT groups use Xfactory(R) to support online business-to-business eCommerce by creating applications for order status and change order management, visibility into manufacturing, product tracking, genealogy, and collection and analysis for product line development. Xfactory(R) has over 50 customers including Flextronics (formerly JIT Electronics Pte Ltd), Kingston Technology Company, DRS Technologies, Micro Systems Engineering, Inc., Philips Assembly Centre Hungary Ltd, Crossroads Systems, Inc., Tower Automotive, Inc.,

Magna International, Inc., Filtronics Compound Semiconductors Ltd, DuPont Photomasks, Inc., Teksid Aluminio de Mexico S.A. de C.V. and Simple Technology.

         Sales to foreign customers (primarily in Europe) continue to be a significant source of revenue for the Company. For the years ended December 31, 2001, 2000 and 1999, the Company realized revenues from its international operations of $9.1 million (67% of revenues), $10.8 million (67% of revenues) and $15.1 million (59% of revenues), respectively. Most of the Company's international revenues were derived from sales and services related to FactoryLink(R) software products. International revenues are primarily derived from France, United Kingdom, Italy and Canada.

         The Company has maintained a long-term partner relationship with Schneider Automation, Inc. Schneider Automation, Inc. and its predecessors have been purchasing for resale a private label, OEM version of FactoryLink(R) from the Company since 1989 and accounted for $2.9 million, $3.8 million and $4.9 million or 21%, 24% and 19%, respectively, of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         During the years ended December 31, 2001, 2000 and 1999, the Company invested approximately $3.0 million, $12.3 and $5.0 million, respectively, in product development including $1.3 million, $4.1 million and $2.5 million of capitalized software development costs in 2001, 2000 and 1999, respectively. In the years ended December 31, 2001, 2000 and 1999 the Company expended 22%, 77% and 20%, respectively, of its total revenues on product development. The Company anticipates that it will continue to commit substantial resources to product development in the future.

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

         The Company's FactoryLink(R) product competes with a number of suppliers, including Intellution, owned by Emerson Electric, GE Automation, owned by General Electric, Rockwell Software, owned by Rockwell Automation, and Wonderware Corporation, owned by Invensys, as well as other large programmable logic controller ("PLC") and distributed control system ("DCS") manufacturers that provide similar software along with their hardware products.

         The Company's Xfactory product competes with a number of software suppliers, including GR Software, owned by Genrad Corporation, Consilium owned by Applied Materials, Promis Systems owned by Brooks Automation, Camstar Systems Inc., RWT Corporation, as well as smaller software companies that provide similar software.

         Additionally, certain businesses develop these types of systems internally. Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Certain of these organizations also have greater name recognition and a larger installed product base. The Company's competitors could introduce products in the future with more features and lower prices than the Company's product offerings. These organizations could also bundle existing or new products with other products or systems to compete with the Company. As the market for industrial automation and process control software products develops, a number of companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company. Any of these events could have a material adverse effect on the Company's business, prospects, operations and financial condition.

BACKLOG

         The Company typically ships software products within a short period of time after acceptance of purchase orders. Accordingly, the Company typically does not have a material backlog of unfilled orders for its software products, and revenues in any quarter are substantially dependent on orders booked in the quarter. Any significant weakening in customer demand would therefore have an almost immediate adverse impact on the Company's operating results and on the Company's ability to maintain profitability and positive cash flows from operations.

INTELLECTUAL PROPERTY

         The Company holds patents in the United States covering control systems that employ the features embodied in its FactoryLink(R) product. The Company has registered its "USDATA," "FactoryLink" and "Xfactory" trademarks with the United States Patent and Trademark Office, as well as in several foreign countries.

         The Company regards its software as proprietary and attempts to protect it with a combination of patent, copyright, trademark and trade secret law, license agreements, nondisclosure and other contractual provisions and technical measures. The Company requires employees to sign an agreement not to disclose trade secrets and other proprietary information.

         The Company's software products generally are licensed to end-users under a non-transferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may access them. The Company relies primarily on "shrink wrap" licenses for the protection of its products. A shrink wrap license agreement is a printed and/or electronic license agreement included with the packaged software that sets forth the terms and conditions under which the purchaser can use the product and binds the purchaser by its acceptance and purchase of the software to such terms and conditions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products.

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

EMPLOYEES

         As of December 31, 2001, the Company had approximately 70 full-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company has not experienced any work stoppage. The Company believes that its relations with its employees are good.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE OPERATING RESULTS

THE COMPANY'S OPERATING RESULTS MAY FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE.

         The Company's revenues and results of operations have fluctuated in the past and may vary from quarter-to-quarter in the future. These fluctuations may adversely affect its business, financial condition, and the market price of its common stock. A number of factors, many of which are outside the Company's control, may cause variations in quarter-to-quarter revenues and operating results, including:

o    changes in demand for the Company's software solutions and services;

o the length of the Company's sales cycle, and the timing and recognition of sales of its products and services, including the timing and recognition of significant product orders;

o unexpected delays in the development and introduction of new products and services;

o increased expenses, whether related to sales and marketing, software development or other corporate activities;

o changes in the market for products and services in the industrial automation market;

o the mix of revenue during any period, particularly with respect to the breakdown between software license and services revenues;

o changes in pricing policies and product offerings by the Company or its competitors;

o fluctuations in demand for Internet access and enhanced products and services;

o    potential customers' perception of the financial soundness of the Company;

o    the hiring, retention and utilization of personnel;

o costs related to the integration of people, operations and products from previously acquired businesses and technologies and from future acquisitions, if any; and

o    general economic conditions.

         Accordingly, the Company believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If the Company's operating results in any future period falls below the expectations of analysts and investors, the market price of its common stock would likely decline.

SALES CYCLES ARE SUBJECT TO SEASONALITY, WHICH COULD RESULT IN FLUCTUATIONS IN THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         The Company experiences seasonality in the sales of its software. For instance, many of the Company's current and potential customers face budgetary pressures to invest in software before the end of each fiscal year. As a result, the Company may tend to report higher revenues during the fourth quarter of the year and lower revenues during the first quarter of the year. These seasonal variations in sales may lead to fluctuations in the Company's quarterly operating results, which in turn may lead to volatility in the market price of its common stock.

SUBSTANTIAL COMPETITION COULD REDUCE THE COMPANY'S MARKET SHARE AND MATERIALLY ADVERSELY AFFECT ITS FINANCIAL PERFORMANCE.

         The market for products and services in industrial automation is very competitive, and the Company expects competition to intensify in the future. The Company currently faces competition from a variety of sources, including: software providers, in-house development, systems integrators, enterprise software companies and industrial automation hardware companies.

         Some of the Company's current and potential competitors have longer operating histories, greater name recognition, greater resources and a higher number of established customer relationships than the Company has. Many of these competitors also have extensive knowledge of the Company's industry. As a result of these factors, some of the Company's competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the marketing and sale of their products. If the Company is not able to compete effectively, its business, results of operations, and financial condition could be materially adversely affected.

THE PERFORMANCE AND STRATEGIC DECISIONS OF THE COMPANY'S DISTRIBUTORS AND RESELLER PARTNERS MAY IMPACT ITS REVENUE PERFORMANCE.

         A significant amount of the Company's revenue is generated through third party relationships like distributors and resellers. The Company cannot assure you that these partners will continue to sell and support its products. For example, they may sell their business to a competitor, discontinue their operations, or switch to competitive products. In addition to potential revenue loss, the replacement of these partners may place increased demands on the Company's management, financial and operational resources. If the Company is unable to manage its distribution network effectively, its business, results of operations and financial condition could be materially adversely affected.

THE COMPANY RELIES ON THE REVENUES OF ITS LARGEST CUSTOMER SCHNEIDER AUTOMATION, INC.

         Although the Company's business strategy is to implement its product license products and services to many different customers across the industrial automation marketplace, the Company has derived, and may derive in the future, a significant portion of its revenue from a limited number of customers. For example, revenues from Schneider Automation, Inc. accounted for $2.9 million, $3.8 million and $4.9 million or 21%, 24% and 19%, respectively, of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. If the Company is unable to continue to serve these customers or if these customers decide not to utilize its products, the Company will have an immediate detrimental impact on its operating results. The Company expects revenue from its large customers to vary from year to year. In the future, the loss of any of its significant customers or a significant decrease in revenues from these customers can harm its results of operations, financial position or cash flows.

THE COMPANY'S FUTURE RESULTS MAY BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

          Because the Company sells and markets its products worldwide, its business is subject to risks associated with doing business internationally. Accordingly, the Company's future results could be harmed by a variety of factors, including:

o    the need to comply with the laws and regulations of different countries;

o difficulties in enforcing contractual obligations and intellectual property rights in some countries;

o    difficulties and costs of staffing and managing foreign operations;

o difficulties in collecting international accounts receivable and the existence of potentially longer payment cycles;

o    the impact of possible recessions in economies outside the United States;
     and

o political and economic instability, including instability related to terrorist attacks in the United States and abroad.

         If the Company is unable to minimize the risks associated with international sales and operations, its business, results of operations, and financial condition could be materially adversely affected, which could cause its stock price to decline.

THE COMPANY MAY PURSUE STRATEGIC ACQUISITIONS, WHICH COULD HAVE AN ADVERSE IMPACT ON ITS BUSINESS IF UNSUCCESSFUL.

         The Company may from time to time acquire or invest in complementary companies, products or technologies. From time to time, the Company may evaluate other acquisition opportunities that could provide it with additional product or services offerings or additional industry expertise. These acquisitions, if any, may result in difficulties for the Company in assimilating acquired operations and products, and could result in the diversion of its capital and its management's attention from other business issues and opportunities. For instance, the integration of acquired companies may result in problems related to the integration of technology and management teams. The Company may not be able to successfully integrate operations, personnel or products that it may acquire in the future. If the Company fails to successfully integrate any future acquisitions, its business, results of operations, and financial condition could be materially adversely affected. In addition, the Company's acquisitions may not be successful in achieving desired strategic objectives, which would also cause its business to suffer. Acquisitions also may present other risks, such as exposing the Company to potential unknown liabilities associated with acquired businesses.

IF THE COMPANY FAILS TO ADAPT TO RAPID CHANGES IN THE INDUSTRIAL AUTOMATION MARKET, ITS EXISTING PRODUCTS COULD BECOME OBSOLETE.

         The market for the Company's products are marked by rapid technological changes, frequent new product introductions, uncertain product life cycles, changes in customer demands, and evolving industry standards and regulations.

The Company may not be able to successfully develop and market new products or product enhancements that comply with present or emerging technology standards. Also, any new regulations or technology standards could increase its cost of doing business.

         New products based on new technologies or new industry standards could render the Company's existing products obsolete and unmarketable. To succeed, the Company will need to enhance its current products and develop new products on a timely basis to keep pace with developments related to the industrial automation market and to satisfy the increasingly sophisticated requirements of its customers. Software addressing the needs of the industrial automation market is complex and can be expensive to develop, and new products and product enhancements can require long development and testing periods. Delays in developing and releasing new or enhanced products could cause the Company to lose revenue opportunities and customers.

THE COMPANY'S SOFTWARE PRODUCTS MAY CONTAIN ERRORS, WHICH COULD DAMAGE ITS REPUTATION, DECREASE MARKET ACCEPTANCE OF ITS PRODUCTS, AND CAUSE IT TO LOSE CUSTOMERS AND REVENUE.

         Despite internal testing and testing by third parties, complex software products such as the Company's often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Serious defects or errors could result in lost revenues or a delay in market acceptance.

THE COMPANY MAY BE UNABLE TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE USE OF ITS TECHNOLOGY BY COMPETITORS OR OTHER THIRD PARTIES.

         The Company relies upon a combination of copyright and trade secret protection, confidentiality and nondisclosure agreements, and licensing arrangements to establish and protect its intellectual property rights. The Company seeks to prevent disclosure of trade secrets through a number of means, including requiring those individuals with access to its proprietary information to enter into nondisclosure agreements with the Company, and restricting access to its source code. Trade secret and copyright laws, under which the Company seeks to protect its software, documentation and other proprietary materials, provide only limited protection. Despite these efforts to protect its proprietary rights, unauthorized parties may be successful in copying or otherwise obtaining and using its software. In addition, other parties may breach confidentiality agreements or other protective contracts that the Company has entered into with them, and the Company may not be able to enforce its rights in these circumstances. Any actions taken by the Company to enforce its intellectual property rights could result in significant expense as well as the diversion of management time and other resources.

         In addition, detecting infringement and misappropriation of intellectual property can be difficult, and there can be no assurance that the Company would detect any infringement or misappropriation of its proprietary rights. Even if the Company is able to detect infringement or misappropriation of its proprietary rights, litigation to enforce these rights could cause the Company to divert significant financial and other resources from its business operations, and may not ultimately be successful. Moreover, the Company licenses its software internationally, and the laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

IF THE COMPANY IS UNABLE TO RELY ON LICENSES OF INTELLECTUAL PROPERTY FROM THIRD PARTIES, ITS ABILITY TO CONDUCT BUSINESS COULD BE HARMED.

         The Company relies on third-party licensors for technology that is incorporated into, and is necessary for the operation of, some elements of its software. The Company's success will depend in part on its continued ability to have access to such technologies that are or may become important to the functionality of its products. The Company cannot assure you, however, that such licenses will be available in the future on favorable terms or at all.

THE COMPANY MAY SEEK ADDITIONAL FINANCING IN THE FUTURE, WHICH COULD BE DIFFICULT TO OBTAIN AND WHICH COULD DILUTE YOUR OWNERSHIP INTEREST OR THE VALUE OF YOUR SHARES.

         The Company intends to continue to invest in the development of new products and enhancements to our existing products. The Company believes that its current cash, its revolving credit facility, and available funding under its equity financing arrangement, together with cash generated from its operations, will be sufficient to meet operating, debt service and capital requirements for the foreseeable future. However, from time to time, the Company may seek to raise additional funds through public or private financing, or other arrangements. The timing, amount, terms and conditions of additional financings will vary subject to a number of factors, including market conditions, the Company's operating performance and investor sentiment. There can be no assurance that the Company will be able to obtain any additional public or private financing on terms acceptable to the Company, if at all. If necessary, the Company will delay certain operations and capital expenditures until adequate financing is obtained. In the event the Company is unable to secure sufficient financing, the Company's operations would be materially adversely affected.

          If the Company raises additional funds through the sale of equity or convertible debt securities, its common stockholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of its outstanding stock. The Company also may issue securities that have rights, preferences and privileges senior to its common stock.

THE MARKET PRICE AND TRADING VOLUME OF THE COMPANY'S COMMON STOCK HAS BEEN AND MAY REMAIN VOLATILE.

         The market price of the Company's common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume of its common stock has fluctuated, and significant price variations can occur as a result. The Company cannot assure you that the market price of its common stock will not fluctuate or continue to decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of the Company's common stock in future. Such variations may be the result of changes in its business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by the Company or its competitors, proposed acquisitions by the Company or its competitors, financial results that fail to meet public market analyst expectations, loss or addition of major customers, conditions and trends in the industrial automation industry, regulatory considerations and domestic and international market and economic conditions.

BECAUSE A SMALL NUMBER OF STOCKHOLDERS BENEFICIALLY OWN A SIGNIFICANT PERCENTAGE OF THE COMPANY'S COMMON STOCK, THEY MAY SIGNIFICANTLY INFLUENCE MAJOR CORPORATE DECISIONS AND THE COMPANY'S OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE THESE CORPORATE DECISIONS.

         Approximately 69% on a fully diluted basis of the Company's outstanding common stock is held by SCP Private Equity Partners II, L.P. ("SCP") and Safeguard Scientifics, Inc. ("Safeguard") (collectively, the "Investors"). The Investors have invested money in exchange for preferred stock and warrants to purchase the Company's common stock. If the Investors act together, they can significantly influence major corporate decisions, such as, the election of all directors and the approval of actions requiring the approval of a majority of the Company's stockholders. The Company's other stockholders may not be able to influence these corporate decisions. The interests of the Investors and their affiliates could conflict with the interests of the Company's stockholders. In addition, if the Company is unable to fund continuing operations through its existing capital and operating results, it may need additional investments from the Investors which may further increase their already significant percentage ownership and increase the likelihood of influencing these corporate decisions.

         The Investors are entitled to certain rights such as dividend, voting, redemption and conversion rights that are unavailable to the holders of the Company's common stock. Dividends that are accruing to the holders of the Company's preferred stock are paid in priority to any dividends on common stock.

UPON A LIQUIDATION, MERGER, ACQUISITION, DISSOLUTION OR WINDING UP OF THE COMPANY, WHETHER VOLUNTARY OR INVOLUNTARY, THE HOLDERS OF THE COMPANY'S PREFERRED STOCK ARE ENTITLED TO UP TO $50 MILLION IN VALUE, PRIOR TO ANY DISTRIBUTION TO THE HOLDERS OF THE COMPANY'S COMMON STOCK.

         Upon a liquidation, merger, acquisition, dissolution or winding up of the Company (a "Material Event"), whether voluntary or involuntary, the holders of the Company's preferred stock will be entitled to preferential distribution of up to approximately $50.0 million in value, prior to any distribution to the holders of the Company's common stock. Given the Company's current market capitalization (calculated by multiplying the total number of outstanding shares of common stock, on an as-converted basis by the Company's current price per share), this may mean that upon such a Material Event, the holders of the Company's preferred stock, including the Investors, may be entitled to all of the proceeds from such a Material Event. For example on an as-converted basis, the holders of Series C Convertible Preferred Stock would be entitled to up to $15.0 million in value prior to any distribution to common stockholders, the holders of Series B Convertible Preferred Stock would be entitled to up to $29.0 million in value prior to any distribution to common stockholders, and the holders of Series A Convertible Preferred Stock would be entitled to up to $6.0 million in value prior to any distribution to common stockholders.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON THE COMPANY'S COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

         Even though the Company has accrued for dividends on its preferred stock and outstanding warrants, the Company never has declared or paid cash dividends on its common stock and has no intention of doing so in the foreseeable future. The Company also has had a recent history of significant losses and may operate at a net loss for the next several years. These net losses and the accrual for dividends for its preferred stockholders will reduce its common stockholders' equity. For the year ended December 31, 2001, the Company had a net loss applicable to common stockholders of $12.7 million. The Company cannot predict what the value of its assets or the amount of its liabilities will be in the future.

THE COMPANY MAY BE UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ NATIONAL MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO DISPOSE OF ITS COMMON STOCK AND COULD SUBJECT ITS COMMON STOCK TO THE "PENNY STOCK" RULES.

         The Company's common stock is listed on the Nasdaq National Market ("Nasdaq"). Nasdaq requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum market value of public float. For example, Nasdaq requires listed companies to maintain a minimum bid price of at least $1.00 per share and a minimum market value of public float of $5,000,000. The Company has been unable to maintain the minimum market value of public float listing requirement since January 1, 2002, and has received a letter from Nasdaq notifying it of its failure to maintain the listing requirement. The Company cannot provide assurances that it will be able to continue to meet these continued listing requirements. If the Company is unable to maintain these standards, its common stock could be delisted from Nasdaq , where it currently trades. Trading in the Company's stock would then be conducted on the Nasdaq SmallCap Market unless the Company is unable to meet the requirements for inclusion. If the Company were unable to meet the requirements for inclusion in the Nasdaq SmallCap Market, its common stock would be traded on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of the Company's common stock.

         In addition, if the Company's common stock were delisted, it would be subject to the so-called penny stock rules. The SEC has adopted regulations that define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers subject to certain exceptions.

         For transactions covered by the penny stock rules, a broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The penny stock rules also require broker-dealers to deliver monthly statements to penny stock investors disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the penny stock market. In addition, the broker-dealer must disclose the following:

o commissions payable to the broker-dealer and the registered representative;
and

o current quotations for the security as mandated by the applicable regulations.

         If the Company's common stock were delisted and is determined to be a "penny stock," a broker-dealer may find it to be more difficult to trade its common stock, and an investor may find it more difficult to acquire or dispose of the Company's common stock in the secondary market.

FUTURE SALES OF THE COMPANY'S COMMON STOCK COULD REDUCE THE PRICE OF ITS STOCK AND ITS ABILITY TO RAISE CASH IN FUTURE EQUITY OFFERINGS.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sale of shares of common stock or securities convertible into or exercisable for the Company's common stock will have on the market price of its common stock. Sales, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for the Company's common stock and could materially impair its future ability to raise capital through an offering of equity securities.

ITEM 2. PROPERTIES

         The Company leases approximately 79,382 rentable square feet of office space for its corporate office in Richardson, Texas. As a result of the fourth quarter 2000 restructuring plan (see Note 6 in the Notes to the Consolidated Financial Statements), approximately 44,400 square feet of this office space was deemed to be excess lease capacity and the Company attempted to sublease this excess space during 2001. During 2001, the continuing deterioration of the commercial real estate market in Richardson, Texas negatively impacted the Company's ability to sublease the excess space; therefore the Company initiated negotiations with its landlord to resolve this issue. In March 2002, the Company entered into a Fourth Amendment to Office Lease Space Agreement with the landlord which provides for the landlord to remove approximately 44,400 rentable square feet under the facility lease, leaving the Company with 34,982 rentable square feet.

See Note 15 in the Notes to the Consolidated Financial Statements. The Company believes that suitable additional or alternative space will be available as needed to accommodate the corporate operations and sales offices.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal actions incidental to the normal conduct of its business. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its business, financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, par value $.01 per share (the "Common Stock"), has been listed on the Nasdaq National Market since June 16, 1995, under the symbol "USDC." The following table sets forth, on a per share basis for the periods shown, the range of high and low closing prices of the Company's Common Stock compiled from published sources (adjusted for the effect of a one-for-five reverse stock split effective on August 21, 2001):

                                      High              Low
                                      -----            -----
         2001:
         Fourth Quarter                2.60             0.69
         Third Quarter                 2.30             0.76
         Second Quarter                3.70             1.09
         First Quarter                 8.75             1.41

         2000:
         Fourth Quarter               23.75             2.50
         Third Quarter                42.50            20.00
         Second Quarter               65.00            23.13
         First Quarter                95.63            55.63

         As of December 31, 2001, there were approximately 2,700 beneficial holders of record of the Company's common stock (which amounts do not include the number of stockholders whose shares are held of record by brokerage houses or clearing agencies but include each such brokerage house or clearing agency as one stockholder).

RECENT SALES OF UNREGISTERED SECURITIES

         On September 12, 2000, SCP and Safeguard Capital 2000, L.P. ("Safeguard 2000") each purchased through a private placement 5,300,000 shares, for a total of 10,600,000 shares, of eMake Corporation ("eMake") Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock (collectively referred to as the "Series A Preferred") and warrants to purchase up to an additional 5,300,000 shares each of eMake Series A-1 and Series A-2 Preferred Stock, respectively.

         The eMake Series A-1 Preferred Stock was convertible into shares of eMake Class A common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B Preferred Stock at the rate of one preferred share of the Company for each 40 shares of eMake Series A-1 Preferred Stock owned. The eMake Series A-2 Preferred Stock was convertible into shares of eMake Class B common stock at a conversion rate of $2.50 per share of common stock or into shares of the Company's Series B Preferred Stock at the rate of one preferred share of the Company for each 40 shares of eMake Series A-2 Preferred Stock owned.

         During the first quarter 2001, SCP and Safeguard each elected to exercise their right to convert their eMake Series A Preferred Stock into shares of the Company's Series B Preferred Stock.

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Convertible Preferred Stock of the Company ("Series C-1 Preferred") and a warrant to purchase up to 75,000 shares of Series C-2 Convertible Preferred Stock ("Series C-2 Preferred"). In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Convertible Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company had the right to sell the Option Stock to SCP on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before May 30, 2001, provided the Company was in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are convertible into the Company's Series B Convertible Preferred Stock. SCP and Safeguard 2000 hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Series A-1 and A-2 Preferred Stock which are convertible into a total of 265,000 shares of the Company's Series B Convertible Preferred Stock.

         On July 20, 2001, the Company exercised its right to sell 16,250 shares of the Option Stock to SCP. The Company received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of its Option Stock to SCP. In conjunction with the Series C-1 and C-2 Preferred Stock purchase, the Company executed a Certificate of Designation for the Series C-1 Preferred and Series C-2 Preferred which designated 125,000 shares of authorized preferred stock as Series C-1 Preferred and designated 125,000 shares of authorized but unissued preferred stock as Series C-2 Preferred. As of December 31, 2001, 53,750 shares of Series C-1 Preferred are issued and outstanding. The total proceeds were $2.1 million, net of transaction costs, for the year ended December 31, 2001.

         On March 8, 2002, the Company and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock draw down period to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock, or up to 10,625 shares. If the Company exercises its right to sell the remaining 21,250 shares, then the Company would issue a warrant to SCP for the purchase of 10,625 shares of the Company's Series C-2 Preferred. All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of the Company's Board of Directors on March 8, 2002. As of March 31, 2002, the Company has not exercised its right to sell any shares of the remaining Option Stock.

         The Series C-1 Convertible Preferred Stock has a par value of $.01 per share and a liquidation preference of $80 per share plus cumulative dividends and interest. The preferred stock is convertible into the Company's common stock at a conversion rate of 20 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C-1 Preferred. The Series C-1 Preferred Stock ranks senior to all other classes and series of the Company's capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up. The excess of the liquidation preference over the purchase price of the preferred stock has been reflected as a $2.150 million dividend on preferred stock for the year ended December 31, 2001, increasing the loss applicable to common stockholders and decreasing additional paid-in capital.

         The Series C-2 Preferred warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Preferred at a purchase price of $40 per share. The Series C-2 Preferred has a par value of $.01 per share and a liquidation preference of $120 per share, plus cumulative dividends and interest, and is convertible into the Company's common stock at a conversion rate of 20 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the liquidation preference of the Series C-2 Preferred to be acquired on warrant exercise over the warrant exercise price of $3.0 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders for the year ended December 31, 2001 and decreasing additional paid-in capital by $6.0 million.

         On March 19, 2002, the Company issued a warrant to Crescent Real Estate Funding VIII, L.P., its landlord, for the purchase of up to 243,902 shares of its common stock at an exercise price of $2.05 per share, exercisable in whole or in part at any time through March 18, 2007.

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

ITEM 6.     SELECTED FINANCIAL DATA

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included herein. All share and per share amounts have been adjusted to reflect the one for five reverse stock split effective August 21, 2001.

                                                        Years Ended December 31,
                                        --------------------------------------------------------
                                          2001        2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

Revenues                                $ 13,572    $ 16,034    $ 25,634    $ 22,861    $ 22,381

Income (loss) from continuing
operations                              $ (2,067)   $(14,916)   $  2,767    $ (2,094)   $ (3,907)

Net loss applicable to common
stockholders                            $(12,697)   $(44,834)   $ (2,583)   $ (3,813)   $ (3,690)

Net income (loss) per common share
from continuing operations:
  Basic                                 $  (4.57)   $  (5.60)   $   1.10    $  (0.95)   $  (1.75)
  Diluted                               $  (4.57)   $  (5.60)   $   0.96    $  (0.95)   $  (1.75)

Net loss per common share:
  Basic                                 $  (4.50)   $ (16.39)   $  (1.09)   $  (1.70)   $  (1.65)
  Diluted                               $  (4.50)   $ (16.39)   $  (0.96)   $  (1.70)   $  (1.65)

BALANCE SHEET DATA
(in thousands)

Total assets                            $ 13,078    $ 16,354    $ 26,162    $ 16,401    $ 19,254

Long term debt, including current
portion                                 $  2,427    $  1,719    $    450    $     --    $     --

Stockholders' equity (deficit)          $  6,200    $(21,212)   $ 14,087    $ 10,295    $ 13,873

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company is a global provider of software and services that give enterprises the knowledge and control needed to perfect the products they produce and the processes they manage. Based upon a tradition of flexible service, innovation and integration, the Company's software currently operates in more than 60 countries around the globe, including 17 of the top 25 manufacturers. The Company's software heritage is born out of manufacturing and process automation solutions and has grown to encompass the industry's deepest product knowledge and control solutions. The Company continues to innovate solutions that will support the integration of enterprise production and automation information into the supply chain. The company has six offices worldwide and a global network of distribution and support partners.

         The Company's software products are designed to enable manufacturers access to more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. The Company's solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate with customers' existing manufacturing and business software, as well as, help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. This combination of product breadth and ease of integration is intended to provide a total plant solution intended to improve manufacturing performance and give customers a competitive advantage.

         Revenues have been generated primarily from licenses of the Company's FactoryLink(R) and Xfactory(R) software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 15%, 19% and 13% of revenues during the years ended December 31, 2001, 2000, and 1999, respectively.

         FactoryLink(R) is a process knowledge and control solution used to develop custom SCADA and HMI for the supervision and control of a broad range of automated processes. FactoryLink(R) is a horizontal application tool set used by systems integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution and water and waste water transport. It allows customers to collect and monitor data from disparate process control systems and acts as a hub for real-time information that may be used by various decision makers interested in the real-time status of the production process. In 2000, the Company released FactoryLink(R) 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market.

         In April 2001, the Company released FactoryLink++, the newest addition to its FactoryLink(R) product. FactoryLink++ is designed specifically to help new SCADA/HMI users to jump start application development, lower application maintenance and reduce project risk. FactoryLink++ includes integrated modules, concepts, methods and tools designed to help end users, integrators, original equipment manufacturers and consultants achieve the maximum value out of the FactoryLink(R) software system.

         Xfactory(R) is a product knowledge and control solution designed to capture and communicate real-time manufacturing data from the shop floor to the people and systems who need it, when they need it. The information is intended to help customers make better-informed decisions and reduce manufacturing costs and lead times. Xfactory(R) is designed to track all aspects of discrete manufacturing production maintaining historically accurate records as well as real-time production information, defect tracking, complete product genealogy and integration into enterprise software systems. Xfactory(R) is intended to benefit manufacturing customers by reducing work in progress, lowering cost of errors, and lowering cost of compliance with government regulations, while limiting the amount of rework and increasing product revenue. The Xfactory(R) suite includes a process knowledge and control module based on the Company's FactoryLink(R) product. In November 2001, the Company announced its worldwide release of the newest version of Xfactory(R). Xfactory (R) 2.0 is intended to enhance real-time visibility and decision making, performance monitoring, analysis and reporting and data management.

         The Company focuses its sales efforts through selected distributors capable of providing the level of support and expertise required in the industrial automation market. The Company currently has channel support locations in the United States and Europe. The Company's distributors have sales locations throughout North and South America, Europe, the Far East and the Middle East.

         During the fourth quarter 2000, the Company implemented a restructuring plan designed to significantly reduce the Company's cost structure by reducing its workforce and other operating costs. A revised operating plan was developed to restructure and stabilize the business.

       In February 2001, management of the Company determined that the market adoption rate of the technology around the Company's eMake subsidiary was not progressing in a manner to support the resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business: the FactoryLink(R) and Xfactory(R) product lines. The Company recorded an estimate of loss on disposal of $1.2 million in the 2000 consolidated financial statements, including estimated operating losses of $360 thousand to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. See Note 2 in the Notes to the Consolidated Financial Statements for details regarding eMake's operating results.

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and the Company may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers' needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, market acceptance and success for service offerings, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation, and related uncertainties on future revenue and earnings as well as the risks and uncertainties set forth from time to time in the Company's other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "Business" in Part I, Item 1 of this report for a discussion of other important factors that could affect the validity of any such forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, the Company's statement of operations as a percentage of revenues.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                           2001       2000       1999
                                                           ----       ----       ----
Revenues:
  Product license                                            85%        81%        87%
  Services                                                   15%        19%        13%
                                                           ----       ----       ----
Total revenues                                              100%       100%       100%
                                                           ----       ----       ----
Operating expenses:
  Selling and product materials                              67%        80%        58%
  Product development                                        12%        40%         9%
  General and administrative                                 24%        41%        19%
  Severance and other restructuring charges                   8%        15%         0%
  Write off of capitalized software                           3%        11%         0%
                                                           ----       ----       ----
Total operating expenses                                    114%       187%        86%
                                                           ----       ----       ----
Income (loss) from operations                               (14)%      (87)%       14%
Interest expense                                             (1)%       (2)%       (0)%
Other income, net                                             0%         1%         0%
                                                           ----       ----       ----
Income (loss) from continuing operations before income
  taxes and preferred stock dividends of subsidiary         (15)%      (88)%       14%
Income tax provision                                          0%         0%        (3)%
Preferred stock dividends of subsidiary                       0%        (4)%        0%
                                                           ----       ----       ----
Income (loss) from continuing operations                    (15)%      (92)%       11%
Discontinued operations:
  Income (loss) from discontinued operation                   1%      (177)%      (20)%
  Loss on disposal of discontinued operation,
    including operating losses of $360 for 2001               0%        (7)%        0%
                                                           ----       ----       ----
Net loss                                                    (14)%     (276)%       (9)%
Dividends on preferred stock, preferred stock
  warrant and beneficial conversion                         (80)%       (3)%       (1)%
                                                           ----       ----       ----
Net loss applicable to common stockholders                  (94)%     (279)%      (10)%
                                                           ====       ====       ====

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

         Total revenues for the year ended 2001 were $13.6 million, a decrease of $2.5 million or 15% compared to the same period in 2000. Product licensing revenue decreased $1.542 million due to a decrease in both FactoryLink(R) and

Xfactory(R) licensing revenue when compared to the same period in 2000. The decline in licensing revenue is due to the weakening of the industrial automation market during the third and fourth quarters of 2001, causing product license purchases to be delayed, downsized or canceled. The manufacturing sector, Xfactory(R)'s market, was particularly impacted by the continued general decline in the economy, and $0.9 million is due to a decline in FactoryLink(R)'s license revenue, primarily from one of its significant customers. Revenue from services decreased $0.920 million from 2000 primarily due to a one-time billable project during the third quarter of 2000 of $0.4 million and lower renewals of technical support and service agreements in 2001.

         Selling and product materials expenses decreased $3.7 million from $12.8 million in 2000 to $9.1 million for the same period in 2001. The decrease was a result of decreased sales, marketing and technical support services totaling $4.8 million attributed to the Company's own cost reduction efforts in 2001 and to the cost reductions relative to the 2000 restructuring plans. The decrease is offset by a $1.1 million increase in capitalized software amortization due to the release of FactoryLink(R) 7 in June 2000. Selling and product materials expenses as a percentage of revenues decreased to 67% for the year ended December 31, 2001, from 80% for the same period in 2000. The decrease in selling and product materials expenses more than offset the decrease in revenue.

         Product development expenses, which consisted primarily of labor costs, decreased $4.7 million from $6.4 million in 2000 to $1.7 million for the same period in 2001, net of amounts capitalized. The decrease in 2001 is primarily related to the Company's own cost reduction efforts in 2001, in addition to a reduction in personnel and personnel-related costs relative to the 2000 restructuring plans. The Company capitalized $2.3 million (net of a write-off of $1.8 million) and $1.3 million of software development costs for the year ended December 31, 2000 and 2001, respectively, primarily related to the next major version of the FactoryLink(R) product line. The Company intends to continue to invest in product development for both its FactoryLink(R) and Xfactory(R) product lines to keep up with customer needs and technology, and is intended to position the Company for potential revenue growth in the future. Gross product development expenses as a percentage of revenues decreased to 22% for the year ended December 31, 2001 from 77% for the same period in 2000.

         General and administrative expenses decreased $3.3 million from $6.5 million in 2000 to $3.2 million for the same period in 2001. The decrease is attributed to the Company's ongoing efforts in managing its costs in 2001, cost reductions relative to the 2000 restructuring plans and a settlement of amounts owed for consulting services provided to the Company in 2000, of which $1.1 million was included in general and administrative expenses in 2000. Under the terms of the settlement arrangement, approximately $0.3 million of previously accrued consulting expenses were forgiven in the second quarter of 2001, resulting in a total reduction in expenses compared to 2000 of $1.4 million. General and administrative expenses as a percentage of revenues decreased to 24% for the year ended December 31, 2001 from 41% for the same period in 2000.

         The continuing deterioration of the real estate market affected the Company's ability to sublease approximately 44,400 square feet of excess office space at the Company's Richardson, Texas headquarter facilities. The excess office space is a result of the restructuring plans implemented by the Company during 2000. As a result, the Company recorded a $1.1 million restructuring charge in the third quarter of 2001 representing one full year of lease costs associated with the vacated office space. In October 2001, the Company initiated negotiations with the landlord whereby the landlord would remove 44,400 square feet of excess office space under the facility lease. As a result, in March 2002, the Company entered into a Fourth Amendment to Office Lease Space Agreement with the landlord. The Company will compute rent expense to be recognized under the amended arrangement considering the increasing rent over the rent term and amounts previously accrued for rent expense. See Note 15 in The Notes to the Consolidated Financial Statements.

         As a result of strategy changes from two of the Company's suppliers, the Company determined that the carrying amounts of capitalized software development costs related to two of its software products were not recoverable and as a result were deemed to be impaired. The Company wrote off $355 thousand related to its Analyzer software product and $36 thousand related to its Connector software product, totaling $391 thousand, in the third quarter of 2001.

         As a result of the factors discussed above, the Company recorded a loss from continuing operations of $2.1 million for the year ended December 31, 2001, as compared to a loss from continuing operations of $14.9 million for the same period in 2000.

DISCONTINUED OPERATION

         In February 2001, management of the Company determined that the market adoption rate of the technology around eMake was not progressing in a manner to support the resources needed to continue eMake's newly developed operating plan (see details below). As a result, the Company's Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business: the FactoryLink(R) and Xfactory(R) product lines. All of eMake's operations were curtailed as of March 30, 2001. For the year ended December 31, 2001, the Company recorded income from discontinued operation of $182 thousand primarily related to settling eMake's lease obligation in Post Falls, Idaho. As part of the 2000 restructuring charge, the Company accrued one full year of lease costs associated with the vacated office space in Post Falls, Idaho. The Company settled the lease contract, which expired in February 2004, by paying an early termination fee of $125 thousand. As a result, the Company reversed the remaining liability of $132 thousand in the third quarter of 2001 to income from discontinued operation.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         Total revenues for the year ended 2000 were $16.0 million, a decrease of $9.6 million or 37% compared to the same period in 1999. The decrease was primarily a result of $9.4 million in lower software licensing revenue. The decrease in software licensing revenue was primarily related to the Company's FactoryLink(R) product, partially offset by a 31% increase in software licensing of Xfactory(R) during 2000. The Company believed that the decrease in software licensing revenues was primarily due to a major industry-wide decline in the first quarter of 2000. Although the market did not deteriorate further throughout the remainder of 2000, it did not recover to the same levels the Company experienced in 1999. Additionally, while FactoryLink(R) 7 was released on June 30, 2000, it was substantially later than originally planned and adversely affected revenues during 2000.

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

         Product development expenses, which consisted primarily of labor costs, increased $3.9 million from $2.5 million in 1999 to $6.4 million for the same period in 2000, net of amounts capitalized. Compared to 1999, the Company increased its engineering development activities related to the FactoryLink(R) and Xfactory(R) product lines. The Company capitalized $2.3 million (net of a write-off of $1.8 million) and $2.5 million of software development costs for the year ended December 31, 2000 and 1999, respectively, primarily related to the next major version of the FactoryLink(R) product line.

         General and administrative expenses increased $1.5 million from $5.0 million in 1999 to $6.5 million for the same period in 2000. The increase is primarily due to incremental consulting fees associated with refining the Company's longer-term business plan. Also, during the second quarter 2000, the Company appointed a Chief Operating Officer. This newly staffed position contributed to the increase in general and administrative expenses during 2000. General and administrative expenses as a percentage of revenues increased to 41% for the year ended December 31, 2000 from 19% for the same period in 1999, primarily due to the decrease in revenues in 2000 combined with the fixed cost nature of a majority of general and administrative costs.

         During the year 2000, the Company implemented a restructuring plan designed to reduce the cost structure by reducing its workforce and other operating expenses. The Company recorded a charge of $2.5 million primarily consisting of employee severance and other employee related costs of $1.1 million. The reduction in workforce included approximately 56 employees and affected all functions of the Company. Other charges included in the $2.5 million are early lease termination and facility shutdown costs of $200 thousand, write-downs of redundant property and equipment of $81 thousand, lease costs associated with vacated office space of $1.0 million and $91 thousand for legal and other related costs. These charges provide for future streamlining of operations related to cost reduction initiatives. Of the total amount expensed in 2000, approximately $827 thousand was paid during the year ended December 31, 2000 and approximately $1.5 million was paid during the year ended December 31, 2001. See note 6 in the Notes to the Consolidated Financial Statements. The remaining $76 thousand will be paid by December 31, 2002. The cost reductions resulting from the 2000 restructuring plan initiatives result in an annual cash savings of approximately $6.6 million to the Company.

         As a result of the factors discussed above, the Company recorded a net loss from continuing operations of $14.9 million for the year ended December 31, 2000, compared to income from continuing operations of $2.8 million for the same period in 1999.

DISCONTINUED OPERATION

         In February 2001, the Company implemented a plan to terminate the operations of eMake as part of a strategy to commit the Company's resources to its core business: the FactoryLink(R) and Xfactory(R) product lines. As a result, for the year ended 2000, the Company recorded an estimated loss of $1.2 million related to the disposal of eMake, including $360 thousand in estimated operating losses to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. For the year ended December 31, 2000, loss from discontinued operations was $28.3 million compared to $5.2 million for the same period in 1999. The primary elements of the increase in loss from discontinued operations are set forth below.

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

         During the year 2000, the Company implemented a restructuring plan designed to reduce eMake's cost structure by reducing its workforce and other operating expenses. The Company recorded a charge for eMake of $1.9 million primarily consisting of employee severance and other employee-related costs of $1.2 million. The reduction in workforce included approximately 93 employees and affected all functions of eMake. Other charges included in the $1.9 million are early lease termination and facility shutdown costs of $112 thousand, write-downs of redundant property and equipment of $308 thousand, lease costs associated with vacated office space in Post Falls, Idaho of $242 thousand and $10 thousand for legal and other related costs. Of the total amount expensed in 2000, approximately $667 thousand was paid during the year ended December 31, 2000 and approximately $920 thousand was paid through December 31, 2001. The Company settled the lease contract in Post Falls, Idaho, which expired in February 2004, by paying an early termination fee of $125 thousand. As a result, the Company reversed the remaining liability of $132 thousand in the third quarter of 2001 to income from discontinued operation. The remaining $14 thousand is expected to be paid by the first quarter of 2002.

         Also, included in loss from discontinued operations are $2.4 million in charges related to non-cash compensation and amortization of acquired intangible assets compared to $1.3 million for the same period in 1999. In addition, during 1999 the Company recorded a $476 thousand charge to write off acquired in process research and development costs. These charges are in connection with the acquisition of Smart Shop Software, Inc. in 1999. During the fourth quarter 2000, the Company developed a revised operating plan to restructure and stabilize eMake's operations. Accordingly, certain business activities were abandoned or curtailed that required significant operating and capital expenditures during 1999 and 2000. Based on the forecasted undiscounted cash flows from the revised operating plan, the Company deemed that the acquired intangible assets were impaired and recorded an asset impairment charge of $7.1 million in 2000, which is included in loss from discontinued operations. These intangible assets were deemed to be impaired due to the Smart Shop element of eMake being significantly curtailed as a result of the revised operating plan. The asset impairment charge includes a write-off of goodwill and intangible assets of $4.0 million, net and $1.5 million, net, respectively. Also included in the impairment charge are capitalized website development costs and capitalized software costs of $1.2 million, net and $365 thousand, net, respectively. These costs were deemed to be impaired due to the curtailment of the eMake portal project as a result of the revised operating plan.

CRITICAL ACCOUNTING POLICIES

         In preparing the Company's financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with the Company's most critical accounting polices, namely the Company's accounting policies that are most important to the portrayal of its financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

Significant Estimates and Assumptions

         Management of the Company has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the determination of the recoverability of property and equipment, capitalized software development costs, software held for resale, and valuation of deferred tax asset.

          In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country and industry conditions. For the three years ended December 31, 2001, the Company did not experience significant charges to bad debt expense, however, due to the general weakening of the economy during 2001 and into 2002, there can be no assurance that this trend will continue. Actual amounts could differ significantly from management's estimates.

         The Company assesses the recoverability of property and equipment, capitalized software development costs and software held for resale by determining the estimated future cash flows related to such assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

         Management's estimates of future cash flows are based in part upon prior performance, industry conditions, economic conditions, technology trends and customer relationships. Changes in these factors or other factors could result in significantly different cash flow estimates and an impairment charge. During the year ended December 31, 2001, as a result of strategy changes from two of the Company's suppliers, the Company determined that the carrying amount of capitalized software development costs related to two of its software products were not recoverable and as a result were deemed to be impaired. Due to this impairment, the Company wrote off $355 thousand related to its Analyzer software product and $36 thousand related to its Connector software product, totaling $391 thousand, in the third quarter of 2001. In addition, due to a revised operating plan of the Company's subsidiary eMake, certain business activities were abandoned or curtailed that required significant operating and capital expenditures during 1999 and 2000. During 2000, based on the forecasted undiscounted cash flows from the revised operating plan, the Company deemed that the acquired intangible assets were impaired and recorded an asset impairment charge of $7.1 million, which is included in loss from discontinued operations for the year ended 2000. These intangible assets were deemed to be impaired due to the Smart Shop element of eMake being significantly curtailed as a result of the revised operating plan. The asset impairment charge includes a write-off of goodwill and intangible assets of $4.0 million, net and $1.5 million, net, respectively. Also included in the impairment charge are capitalized website development costs and capitalized software costs of $1.2 million, net, and $365 thousand, net, respectively. These costs were deemed to be impaired due to the curtailment of the eMake portal project as a result of the revised operating plan.

         In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management has fully reserved all deferred tax assets to the extent such assets exceed deferred tax liabilities.

Revenue Recognition

         The Company earns revenue primarily from license fees, maintenance fees and professional services sold through direct sales or through its channel partners. The license arrangements, do not provide for a right of return, and are primarily non-transferable and non-exclusive perpetual licenses. The Company offers two types of maintenance fees: one that provides the customer the right to telephone support and to receive error and bug fix releases and one that provides upgrade version releases of the product during the maintenance term.

         The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of the four criteria above is defined as follows:

         Persuasive evidence of an arrangement exists. It is customary practice to have a written contract, which is signed by both the customer and the Company or, in situations where a contract is not required, a customer purchase order has been received.

         Delivery has occurred. The Company's software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the delivery of the electronic code or the shipment of the physical product based on standard contractual committed shipping terms, whereby risk of loss passes to customer when shipment is picked up by the carrier. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered as described above.

         The fee is fixed or determinable. The Company's customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access with the server. Additional license fees are due when the total number of subscribers using the Company's products increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery in the United States and within 30 - 60 days from product delivery internationally.

         Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sell to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process, in which the Company evaluates the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized as cash payments are received.

         The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company's determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and support services and professional service components of its license arrangements. The Company sells its professional services separately, and has established VSOE on this basis. VSOE for maintenance and support services is based on the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized on delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over the respective term.

         Professional services generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are typically billed separately and independently from professional services, which are generally billed either on a time-and-materials or a milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed.

Capitalized Software Development

         Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. The Company establishes technological feasibility when it has completed all planning, designing, coding and testing activities necessary to determine that the final product meets its design specifications, specifically when the company has completed a detail program design and is ready to begin coding. Annual amortization, which is charged to selling and product materials, is the greater of (i) the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight-line method over the remaining estimated economic life of the product. The Company amortizes capitalized software development and purchased software costs using the straight-line method over the remaining estimated economic life of the product, generally three years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities used $243 thousand of cash for the year ended December 31, 2001, compared to using $23.5 million for the same period in 2000, primarily due to a decrease in net loss of $42.5 million, partially offset by a decrease in accounts payable and other accrued liabilities and accrued compensation and benefits totaling $2.0 million, primarily due to paying $1.5 million during 2001 related to the 2000 restructuring plans. In addition, cash used in discontinued operations was $1.9 million for the year ended December 31, 2001, compared to $16.2 million for the same period in 2000. Cash provided by continuing operations was $1.6 million for the year ended December 31, 2001, compared to cash used by continuing operations of $7.3 million for the same period in 2000.

         Net cash used in investing activities was $1.2 million for the year ended December 31, 2001, compared to using $8.0 million for the same period in 2000. The improvement is primarily due to a $2.8 million decrease in capitalized software development cost from $4.1 million for the year ended 2000 to $1.3 million for the same period in 2001. In addition, capital expenditures decreased $1.0 million from $1.1 million for the year ended 2000 to $60 thousand for the same period in 2001. During 2001, the capital expenditures were primarily for software, and during 2000 the capital expenditures were for computer equipment, software and other equipment. In addition, $2.8 million of cash was used in investing activities from discontinued operations for the year ended December 31, 2000, and none for the same period in 2001.

         Net cash provided by financing activities was $2.6 million for the year ended December 31, 2001, compared to $29.3 million for the same period in 2000. For the year ended December 31, 2001, the Company issued its Series C-1 Convertible Preferred Stock for $2.1 million in cash, net of issuance costs (see discussion below), borrowed $1.7 million from its revolving line of credit and $0.7 million from other borrowings. This is offset by $1.9 million in long-term debt payments, including $1.3 million in repayments on the revolving line of credit. For the year ended December 31, 2000, cash provided by financing activities are primarily a result of the Company and its discontinued subsidiary eMake issuing through a private placement 10,600,000 shares of eMake Series A-1 and A-2 Preferred Stock for $26.5 million comprised of $6.937 million in cash and conversion of $19.25 million of notes payable plus accrued interest of $313 thousand (see discussion below). In addition, during the year ended December 31, 2000, Safeguard exercised its warrant to purchase 139,648 shares of the Company's common stock for $2.1 million in cash (the shares are adjusted for the one-for-five reverse stock split), and the Company borrowed $750 thousand from its revolving line of credit.

         The Company's working capital requirements have been funded through internally generated funds, its $3.0 million revolving line of credit and its various equity financings from SCP and Safeguard. The details of these financing arrangements are described below.

Equity Financings

         On February 8, 2000 and March 24, 2000, the Company, through its wholly-owned subsidiary eMake, entered into two convertible promissory note agreements with a subsidiary of Safeguard, for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes had an interest rate of 12% per annum and were due in full on February 8, 2001 and March 24, 2001, respectively. If the notes payable were paid in full at maturity, interest would be forgiven. The notes were paid in full on September 12, 2000, as described below, and accrued interest of $322 thousand was forgiven.

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

         On September 12, 2000, SCP and Safeguard purchased through a private placement 5,300,000 shares each, for a total of 10,600,000 shares, of eMake Series A-1 Convertible Preferred Stock and Series A-2 Convertible Preferred Stock and warrants to purchase up to an additional 5,300,000 shares each of eMake Series A-1 and Series A-2 Preferred Stock, respectively. The aggregate purchase price of $26.5 million was comprised of $6.937 million in cash and conversion of $19.25 million of the notes payable described above and the related accrued interest of $313 thousand. Subsequently, on January 31, 2001, SCP and Safeguard elected to exercise their right to acquire 132,500 shares each, totaling 265,000 shares, of Series B Convertible Preferred Stock of the Company in exchange for their shares of the eMake Series A-1 and A-2 Convertible Preferred Stock totaling 10,600,000 shares. See Note 8 in the Notes to the Consolidated Financial Statements.

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Convertible Preferred Stock of the Company ("Series C-1 Preferred") and a warrant to purchase up to 75,000 shares of Series C-2 Convertible Preferred Stock ("Series C-2 Preferred"). In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Convertible Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company had the right to sell the Option Stock to SCP on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before May 30, 2001, provided the Company was in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement (see amended terms below). As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are Convertible into the Company's Series B Convertible Preferred Stock. SCP and Safeguard 2000 hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Series A-1 and A-2 Preferred Stock which are convertible into a total of 265,000 shares of the Company's Series B Convertible Preferred Stock. See Note 8 in the Notes to the Consolidated Financial Statements.

         On July 20, 2001, the Company exercised its right to sell 16,250 shares of the Option Stock to SCP. The Company received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of its Option Stock to SCP. As of December 31, 2001, 53,750 shares of Series C-1 Preferred are issued and outstanding. The total proceeds were $2.1 million, net of transaction costs, for the year ended December 31, 2001.

         On March 8, 2002, the Company and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock draw down period to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock, or 10,625 shares. All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of the Company's Board of Directors on March 8, 2002. As of March 31, 2002, the Company has not exercised its right to sell any shares of the remaining Option Stock.

         As of December 31, 2001, the Company had issued 50,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred") with a liquidation preference of $100 per share, plus cumulative dividends; 265,000 shares of its Series B Convertible Preferred Stock ("Series B Preferred") with a liquidation preference of $100 per share, plus cumulative dividends; 53,750 shares of its Series C-1 Convertible Preferred Stock ("Series C-1 Preferred") with a liquidation preference of $80 per share, plus cumulative dividends; and a warrant for the purchase of 75,000 shares of its Series C-2 Convertible Preferred Stock ("Series C-2 Preferred" and collectively "Series C Preferred") with a liquidation preference of $120 per share, plus cumulative dividends. The Series C Preferred ranks senior to all other classes and series of the Company's capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up, and the Series B Preferred ranks senior to the holders of the Series A Preferred with respect to dividend rights, rights on liquidation, dissolution and winding up. In the event of any liquidation, merger, acquisition, dissolution or winding up of the Company, whether voluntary or involuntary, the preferred stockholders shall be entitled to preferential distribution of up to approximately $50.0 million in value, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of the common stock of the Company.

         On March 19, 2002, the Company issued a warrant to Crescent Real Estate Funding VIII, L.P., its landlord, for the purchase of up to 243,902 shares of its common stock at an exercise price of $2.05 per share, exercisable in whole or in part at any time through March 18, 2007. See Note 15 in the Notes to the Consolidated Financial Statements.

Debt Financings

         In December 2000, two wholly-owned subsidiaries of the Company entered into a Note Agreement ("Note") with JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, that provides for a $3.0 million revolving credit availability through January 15, 2002. The Note bears interest at prime rate plus 1.5%, or 11% at December 31, 2000, and 6.25% at December 31, 2001. The Note has a commitment fee of 1.25% per annum on the total commitment of up to $3.0 million. The Note is collateralized by certain foreign accounts receivable of the Company's and is guaranteed by the Company, a wholly-owned subsidiary of the Company, and Export-Import Bank of the United States for 90% of principal and interest. On January 15, 2002, the Note was amended to extend the Note to January 31, 2003, references to eMake as a borrower were deleted, and the commitment fee was increased to 1.50% per annum. At December 31, 2001 and 2000, $1.1 million and $750 thousand, respectively, were drawn under the Note Agreement. Based on the qualifying borrowing base arrangement under the Note, total remaining availability at December 31, 2001 and 2000 was $309 thousand and $924 thousand, respectively. Availability under the credit facility is subject to a borrowing base calculation, which varies each month depending on billings and cash collections. In addition, the Company must be in compliance with certain debt covenants.

         At March 31, 2001, the Company was not in compliance with the tangible net worth debt covenant under its revolving credit facility and subsequently received a waiver from the lending bank for this covenant. As of May 3, 2001, the credit facility was amended to ease compliance with this covenant retroactively to December 2000 and for the remainder of the agreement ending January 15, 2002. At December 31, 2001, the Company was in compliance with all debt covenants.

         The following table summarizes the Company's contractual obligations related to debt, capital leases and operating leases at December 31, 2001:

(in thousands)                                    Commitment Per Period
                                  --------------------------------------------------------
                                   Total       2002        2003        2004     Thereafter
                                  -------     -------     -------     -------   ----------
Revolving line of credit          $ 1,145     $ 1,145     $    --     $    --     $    --
Long-term debt and other debt         868         516         281          71          --
Capital leases                        446         198         138          66          44
Operating leases                   14,418       1,709       1,656       1,627       9,426
                                  -------     -------     -------     -------     -------
                                  $16,877     $ 3,568     $ 2,075     $ 1,764     $ 9,470
                                  =======     =======     =======     =======     =======

         On March 19, 2002, the Company and its landlord entered into a Fourth Amendment to its office lease agreement, which provides for, among other things, the landlord removing approximately 44,400 rentable square feet of office space. This is not reflected in the above table. If this transaction was reflected in the table, the operating leases commitment per period would be $810 thousand in 2002, $792 thousand in 2003, $798 thousand in 2004 and $5.2 million thereafter. See Note 15 in the Notes to the Consolidated Financial Statements.

         The Company currently anticipates that its ongoing working capital requirements will continue to be funded through internally generated funds, its revolving credit facility and $850,000 available under the equity financing arrangement with SCP discussed above. The Company believes such source of funds will be sufficient to satisfy its operating and debt service cash needs for the foreseeable future. However, based on the conditional financing arrangements, there can be no assurance that the Company will be able to obtain any additional debt funding on terms acceptable to the Company, if at all. If necessary, the Company will delay certain operations and capital expenditures until adequate financing is obtained. In the event the Company is unable to secure sufficient debt or equity financing, the Company's operations would be materially adversely affected.

International Operations

         The Company's international revenues represent approximately 67% of its total revenue. Revenues from these international operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets the Company can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks and other factors beyond the control of the Company in any nation where the Company conducts business could have a material adverse effect on the Company.

Nasdaq Compliance Notices

         On August 2, 2001, the Company received notification from Nasdaq indicating that since the Company's common stock had failed to maintain a minimum market value of public float ("MVPF") of $5.0 million and a minimum bid price of $1.00 over a period of 30 consecutive trading days, the Company was not in compliance with two of the Nasdaq listing requirements. Nasdaq indicated in their notification that if at any time before October 31, 2001, the MVPF of the Company's common stock is at least $5.0 million and the bid price is at least $1.00 for a minimum of 10 consecutive trading days the Company would avoid a delisting determination. If the MVPF of the Company's common stock is not at least $5.0 million at any time before October 31, 2001, the Company would then have the right to appeal the Nasdaq's determination. On September 27, 2001, Nasdaq announced its implementation of a moratorium on the minimum bid and public float requirements for continued listing on Nasdaq and to suspend these requirements until January 2, 2002. As of March 31, 2002, the Company is in compliance with the minimum bid price of $1.00 Nasdaq listing requirement.

         On February 14, 2002, the Company received a letter from Nasdaq notifying the Company that over the previous 30 consecutive trading days, its common stock had not maintained a minimum market value of publicly held shares ("MVPHS") of $5.0 million as required for continued listing on The Nasdaq National Market under Marketplace Rule 4450(a)(2) (the "Rule"). In accordance with Nasdaq Marketplace Rule 4450(e)(1), the Company will be provided 90 calendar days, or until May 15, 2002, to regain compliance. If, at any time before May 15, 2002, the MVPHS of the Company's common stock is $5.0 million or greater for a minimum of 10 consecutive trading days, the Company will have achieved compliance with the Rule. There can be no assurance that the Company will be able to achieve compliance with the Rule. If the Company is unable to regain compliance with the Rule by May 15, 2002, the Company can either appeal Nasdaq's decision to a Nasdaq Listing Qualifications Panel or submit an application to transfer to the Nasdaq SmallCap Market. The initiation of the delisting proceedings will be stayed pending Nasdaq's review of the Company's appeal or the application to transfer its securities to the Nasdaq SmallCap Market. There can be no assurance that the appeal will be successful or that the Company will satisfy the requirements for listing on the Nasdaq SmallCap Market.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. Adoption of SFAS No. 141 and No. 142 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk associated with changes in interest rates relates to its variable rate bank note payable of $143 thousand and its revolving line of credit of $1.1 million. Interest rate risk is estimated as the potential impact on the Company's results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on the Company's results of operations and financial position.

         Foreign operations comprised approximately 67% of the Company's 2001 sales. The Company primarily invoices and collects in U.S. dollars. Risk resulting from foreign currency exposure is therefore minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10, Directors and Executive Officers of the Registrant, is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held on May 28, 2002, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year (the "Proxy Statement").

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

        Independent Auditors' Report for the Years Ended
                 December 31, 2001, 2000 and 1999                         F-1

        Consolidated Balance Sheets as of December 31, 2001 and 2000      F-2

        Consolidated Statements of Operations for the Years Ended
                 December 31, 2001, 2000 and 1999                         F-3

        Consolidated Statements of Stockholders' Equity (Deficit) and
                 Comprehensive Loss for the Years Ended December 31,
                 2001, 2000 and 1999                                      F-4

        Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2001, 2000 and 1999                         F-5

        Notes to Consolidated Financial Statements                        F-6

(a) (2) FINANCIAL STATEMENT SCHEDULES

        Schedule II - Valuation and Qualifying Accounts                    23

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)     REPORTS ON FORM 8-K

                  None.

(c)     EXHIBITS

        Exhibit No.     Description
        -----------     -----------

            3.1 Certificate of Incorporation of the Company, as amended.*******

            3.2         By-laws of the Company.*

            4.1         Specimen stock certificate representing the Common
                        Stock.***

            4.2 Specimen stock certificate representing the Preferred Stock.*********

           10.1         1982 Incentive Stock Option Plan.*##

           10.2        1992 Incentive and Nonstatutory Option Plan.*##

           10.3        1994 Equity Compensation Plan, as amended.*##

           10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the Company.*

           10.5        Employee Stock Purchase Plan.###

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

           10.22       Export Loan Agreement.**********

           10.23       Guaranty.**********

           10.24 First Amendment to the Series C Preferred Stock Purchase Agreement.#

           10.25       Fourth Amendment to Office Lease Agreement.#

            21.1       Subsidiaries of the Registrant.*

            23.1       Consent of KPMG LLP.#

            23.2       Power of Attorney (included on signature page).

----------

#          Filed herewith

## Compensatory plan or arrangement required to be filed or incorporated as an exhibit.

### Filed on April 29, 1999 as Appendix A to the Company's Definitive Proxy Statement on Form 14A.

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

*********  Filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

********** Filed on March 30, 2001 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT


THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
USDATA CORPORATION:

         We have audited the accompanying consolidated balance sheets of USDATA Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USDATA Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              KPMG LLP


Dallas, Texas
February 8, 2002,
  except for Note 15, which is
  as March 19, 2002

                      USDATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          DECEMBER 31,  DECEMBER 31,
                                                                             2001          2000
                                                                          ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $  1,844      $    673
  Accounts receivable, net of allowance for doubtful
    accounts of $279 and $224, respectively                                   2,573         4,073
  Other current assets                                                          557           678
                                                                           --------      --------
      Total current assets                                                    4,974         5,424
                                                                           --------      --------
Property and equipment, net                                                   1,212         2,216
Computer software development costs, net                                      6,443         7,848
Software held for resale, net                                                   426           824
Other assets                                                                     23            42
                                                                           --------      --------
      Total assets                                                         $ 13,078      $ 16,354
                                                                           ========      ========
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                         $    694      $  1,511
  Deferred revenue                                                            1,248         1,218
  Accrued compensation and benefits                                             468           808
  Notes payable and current portion of long-term debt                         1,837         1,165
  Other accrued liabilities                                                   1,702         2,755
  Net liabilities of discontinued operation                                     339         2,413
                                                                           --------      --------
      Total current liabilities                                               6,288         9,870
                                                                           --------      --------
Long-term debt, less current portion                                            590           554
                                                                           --------      --------
      Total liabilities                                                       6,878        10,424
                                                                           --------      --------
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock, Series A-1 and Series A-2,
  $.01 par value, with a redemption and liquidation value of $2.56 per share in 2000; 16,000,000 shares authorized for Series A-1 and
  16,000,000 shares for Series A-2; 5,300,000 shares issued and
  outstanding for each series of preferred stock in 2000                         --        27,142
Stockholders' equity (deficit):
Series A cumulative convertible preferred stock, $.01 par value;
  liquidation preference $100 per share; 100,000 shares authorized;
  50,000 shares issued and outstanding in 2001 and 2000                       5,968         5,568
Series B cumulative convertible preferred stock; $.01 par value;
  liquidation preference $100 per share; 800,000 shares authorized;
  265,000 shares issued and outstanding in 2001                              29,262            --
Series C-1 cumulative convertible preferred stock; $.01 par value;
  liquidation preference $80 per share; 125,000 shares authorized;
  53,750 shares issued and outstanding in 2001                               10,442            --
Common stock, $.01 par value, 40,000,000 shares
  authorized; 3,264,872 issued in 2001 and 2000                                  33            33
Additional paid-in capital                                                   12,815        24,022
Accumulated deficit                                                         (43,795)      (41,910)
Treasury stock at cost, 438,247 shares in 2001
  and 463,402 shares in 2000                                                 (7,522)       (7,961)
Accumulated other comprehensive loss                                         (1,003)         (964)
                                                                           --------      --------
      Total stockholders' equity (deficit)                                    6,200       (21,212)
                                                                           --------      --------
      Total liabilities, redeemable convertible preferred
        stock and stockholders' equity (deficit)                           $ 13,078      $ 16,354
                                                                           ========      ========


See accompanying notes to consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2001          2000          1999
                                                           --------      --------      --------
Revenues:
  Product license                                          $ 11,477      $ 13,019      $ 22,408
  Services                                                    2,095         3,015         3,226
                                                           --------      --------      --------
Total revenues                                               13,572        16,034        25,634
                                                           --------      --------      --------
Operating expenses:
  Selling and product materials                               9,088        12,812        14,776
  Product development                                         1,694         6,402         2,496
  General and administrative                                  3,222         6,521         5,001
  Severance and other restructuring charges                   1,068         2,518            --
  Write off of capitalized software                             391         1,781            --
                                                           --------      --------      --------
Total operating expenses                                     15,463        30,034        22,273
                                                           --------      --------      --------
Income (loss) from operations                                (1,891)      (14,000)        3,361
Interest expense                                               (213)         (388)          (14)
Other income, net                                                37           114           128
                                                           --------      --------      --------
Income (loss) from continuing operations before income
  taxes and preferred stock dividends of subsidiary          (2,067)      (14,274)        3,475
Income tax provision                                             --            --          (708)
Preferred stock dividends of subsidiary                          --          (642)           --
                                                           --------      --------      --------
Income (loss) from continuing operations                     (2,067)      (14,916)        2,767
Discontinued operations:
  Income (loss) from discontinued operation                     182       (28,324)       (5,183)
  Loss on disposal of discontinued operation,
    including operating losses of $360 for 2001                  --        (1,193)           --
                                                           --------      --------      --------
Net loss                                                     (1,885)      (44,433)       (2,416)
Dividends on preferred stock, preferred stock
  warrant and beneficial conversion                         (10,812)         (401)         (167)
                                                           --------      --------      --------
Net loss applicable to common stockholders                 $(12,697)     $(44,834)     $ (2,583)
                                                           ========      ========      ========
Net loss per common share:
  Basic:
    Income (loss) from continuing operation                $  (4.57)     $  (5.60)     $   1.10
    Income (loss) from discontinued operation                  0.07        (10.79)        (2.19)
                                                           --------      --------      --------
  Net loss per common share - basic                        $  (4.50)     $ (16.39)     $  (1.09)
                                                           ========      ========      ========
  Diluted:
    Income (loss) from continuing operation                $  (4.57)     $  (5.60)     $   0.96
    Income (loss) from discontinued operation                  0.07        (10.79)        (1.92)
                                                           --------      --------      --------
  Net loss per common share - diluted                      $  (4.50)     $ (16.39)     $  (0.96)
                                                           ========      ========      ========

  Weighted average shares outstanding:
    Basic                                                     2,820         2,735         2,370
    Diluted                                                   2,820         2,735         2,698
                                                           ========      ========      ========


See accompanying notes to consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                          ADDITIONAL    DEFERRED
                                                PREFERRED      COMMON      PAID-IN        STOCK       RETAINED      TREASURY
                                                  STOCK        STOCK       CAPITAL     COMPENSATION   EARNINGS       STOCK
                                                ---------     --------    ----------   ------------   --------      --------
Balance, at
  December 31, 1998                             $      --     $     13    $  16,664     $      --     $  5,106      $(10,929)
    Exercise of stock options                                                    12                                      184
    Exercise of common stock warrants                                1           77                                      (78)
    Issuance of common stock                                        12        5,173                                      608
    Issuance of restricted stock                                                           (1,937)                     1,937
    Amortization of deferred compensation                                                     659
    Preferred stock dividends                                                                             (167)
    Acquisition of common stock                                                 156                                     (156)
    Comprehensive loss:
      Net loss                                                                                          (2,416)
      Foreign currency translation
        adjustment
          Total comprehensive loss
                                                 --------     --------     --------      --------     --------      --------
Balance, at
  December 31, 1999                                    --           26       22,082        (1,278)       2,523        (8,434)
    Exercise of stock options                                                    56                                      330
    Exercise of common stock warrants                                7        2,102
    Issuance of common stock                                                    206                                      259
    Amortization of deferred compensation                                                   1,278
    Acquisition of common stock                                                 116                                     (116)
    Preferred stock (Note 8)                        5,167                      (164)
    Preferred stock dividends                         401                      (401)
    Acceleration of stock option vesting                                         25
    Comprehensive loss:
      Net loss                                                                                         (44,433)
      Foreign currency translation
        adjustment
          Total comprehensive loss
                                                 --------     --------     --------      --------     --------      --------
Balance, at
  December 31, 2000                                 5,568           33       24,022            --      (41,910)       (7,961)
    Issuance of common stock                                                   (382)                                     439
    Issuance of common stock warrant                                             87
    Issuance of preferred stock                     2,150                      (100)
    Conversion of eMake Series A-1
      and A-2 preferred stock into
      Series B preferred stock                     27,142
    Preferred stock dividends                       2,662                    (2,662)
    Dividends on Series C-2 warrant                 6,000                    (6,000)
    Series C beneficial conversion                  2,150                    (2,150)
    Comprehensive loss:
      Net loss                                                                                          (1,885)
      Foreign currency translation
        adjustment
          Total comprehensive loss
                                                 --------     --------     --------      --------     --------      --------
Balance, at
  December 31, 2001                              $ 45,672     $     33     $ 12,815      $     --     $(43,795)     $ (7,522)
                                                 ========     ========     ========      ========     ========      ========

                                                  ACCUMULATED
                                                     OTHER            TOTAL
                                                 COMPREHENSIVE     STOCKHOLDERS'
                                                     LOSS        EQUITY (DEFICIT)
                                                 -------------   ----------------
Balance, at
  December 31, 1998                                $   (559)        $ 10,295
    Exercise of stock options                                            196
    Exercise of common stock warrants                                     --
    Issuance of common stock                                           5,793
    Issuance of restricted stock                                          --
    Amortization of deferred compensation                                659
    Preferred stock dividends                                           (167)
    Acquisition of common stock                                           --
    Comprehensive loss:
      Net loss                                                        (2,416)
      Foreign currency translation
        adjustment                                     (273)            (273)
                                                                    --------
          Total comprehensive loss                                    (2,689)
                                                   --------         --------
Balance, at
  December 31, 1999                                    (832)          14,087
    Exercise of stock options                                            386
    Exercise of common stock warrants                                  2,109
    Issuance of common stock                                             465
    Amortization of deferred compensation                              1,278
    Acquisition of common stock                                           --
    Preferred stock (Note 8)                                           5,003
    Preferred stock dividends                                             --
    Acceleration of stock option vesting                                  25
    Comprehensive loss:
      Net loss                                                       (44,433)
      Foreign currency translation
        adjustment                                     (132)            (132)
                                                                    --------
          Total comprehensive loss                                   (44,565)
                                                   --------         --------
Balance, at
  December 31, 2000                                    (964)         (21,212)
    Issuance of common stock                                              57
    Issuance of common stock warrant                                      87
    Issuance of preferred stock                                        2,050
    Conversion of eMake Series A-1
      and A-2 preferred stock into
      Series B preferred stock                                        27,142
    Preferred stock dividends                                             --
    Dividends on Series C-2 warrant                                       --
    Series C beneficial conversion                                        --
    Comprehensive loss:
      Net loss                                                        (1,885)
      Foreign currency translation
        adjustment                                      (39)             (39)
                                                                    --------
          Total comprehensive loss                                    (1,924)
                                                   --------         --------
Balance, at
  December 31, 2001                                $ (1,003)        $  6,200
                                                   ========         ========



See accompanying notes to the consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       2001          2000          1999
                                                                     --------      --------      --------
Cash flows from operating activities:
Net loss                                                             $ (1,885)     $(44,433)     $ (2,416)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    (Income) loss from discontinued operations                           (182)       28,324         5,183
    Loss on disposal of discontinued operations                            --         1,193            --
    Depreciation and amortization                                       3,586         2,527         1,045
    Non-cash stock compensation                                            87            --            --
    Write off of fixed assets                                              --            81            --
    Write off of capitalized software development costs                   391         1,781            --
    Non-cash interest expense                                              --           313            --
    Preferred stock dividends of subsidiary                                --           642            --
    Deferred income taxes                                                  --            --           533
    Changes in operating assets and liabilities:
        Accounts receivable, net                                        1,500         2,134          (112)
        Other assets, net                                                 140           (51)          (72)
        Accounts payable and other accrued liabilities                 (1,678)        1,977           (87)
        Accrued compensation and benefits                                (340)       (1,112)          960
        Deferred revenue                                                   30          (636)         (151)
                                                                     --------      --------      --------
        Net cash provided by (used in) continuing operations            1,649        (7,260)        4,883
        Net cash used in discontinued operations                       (1,892)      (16,204)      (10,635)
                                                                     --------      --------      --------
        Net cash used in operating activities                            (243)      (23,464)       (5,752)
                                                                     --------      --------      --------
Cash flows from investing activities:
    Capital expenditures                                                  (60)       (1,114)         (780)
    Capitalized software development costs                             (1,317)       (4,120)       (2,518)
    Refund of leasehold improvement costs                                 209            --            --
                                                                     --------      --------      --------
        Net cash used in continuing operations                         (1,168)       (5,234)       (3,298)
        Net cash used in discontinued operations                           --        (2,783)         (263)
                                                                     --------      --------      --------
        Net cash used in investing activities                          (1,168)       (8,017)       (3,561)
                                                                     --------      --------      --------
Cash flows from financing activities:
    Proceeds from stock warrant exercise                                   --         2,109            --
    Proceeds from stock option exercises                                   --           386            --
    Proceeds from issuance of common stock                                 57            --         5,196
    Proceeds from issuance of preferred stock, net                      2,050         6,937         5,000
    Proceeds from issuance of demand notes payable                         --        26,750            --
    Payments on demand notes payable                                       --        (7,500)           --
    Borrowing under revolving line of credit                            1,657           750            --
    Other borrowings                                                      710            --            --
    Payments on long-term debt                                         (1,892)         (126)          (15)
                                                                     --------      --------      --------
        Net cash provided by financing activities                       2,582        29,306        10,181
                                                                     --------      --------      --------
Net increase (decrease) in cash and cash equivalents                    1,171        (2,175)          868
Cash and cash equivalents, beginning of period                            673         2,848         1,980
                                                                     --------      --------      --------
Cash and cash equivalents, end of period                             $  1,844      $    673      $  2,848
                                                                     ========      ========      ========

Non-cash operating and financing activity:
    Conversion of accrued liabilities to long-term
      notes payable                                                  $    232      $     --      $     --
    Conversion of notes payable and accrued interest
      to preferred stock                                             $     --      $ 19,563      $     --
    Property and equipment acquired by capital lease                 $     --      $    645      $     --

See Notes 2, 4, 6, and 7 for other non-cash financing activities


See accompanying notes to consolidated financial statements.

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         USDATA Corporation (the "Company") is a global provider of industrial automation software and services. The Company's products consist of real-time component-based application software tools for automation and application software products for manufacturing. These products and services are designed to help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. The Company provides this knowledge through software products and services and delivers it through a community of business partners. The Company has channel support locations in the United States and Europe. The Company's distributors have sales locations throughout North and South America, Europe, the Far East and the Middle East.

         The Company's family of software products provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

LIQUIDITY

         As a result of the Company's recurring losses from operations and resulting negative cash flow, the Company implemented a restructuring plan to reduce its cost structure by reducing its workforce and other operating expenses. Included in the Company's revised operating plan were the operations of the Company's subsidiary eMake Corporation, Inc. ("eMake"). The revised operating plan included curtailing or abandoning certain business activities of eMake and USDATA as of the fourth quarter of 2000. In February 2001, the Company adopted a plan to terminate the operations of eMake due to the market adoption rate of the technology around eMake not progressing in a manner to support the resources needed to continue eMake's revised operating plan (see Note 2). To facilitate USDATA in executing its revised operating plan, the Company entered into a Note Agreement, dated December 15, 2000, that provides for up to $3.0 million revolving credit availability through January 15, 2002. This credit facility was renewed on January 15, 2002 and is available through January 31, 2003, subject to certain debt covenants and a borrowing base calculation (see
Note 4). In addition, on March 30, 2001, the Company secured an equity financing of $1.5 million through the issuance of 37,500 shares of Series C-1 Preferred Stock of the Company and a commitment from the holder to purchase an additional 37,500 shares at a purchase price of $40 per share or $1.5 million (see Note 8). As of December 31, 2001, $850,000 was available under the equity financing. There can be no assurance that the Company's current debt and equity financing arrangements will be sufficient to satisfy its operating cash needs for the foreseeable future and that the Company will be able to obtain any additional debt or equity funding on terms acceptable to the Company, if at all. If necessary, the Company will delay certain operations and capital expenditures until adequate financing is obtained. In the event the Company is unable to secure sufficient debt or equity financing, the Company's operations would be materially adversely affected.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to 2000 and 1999 to conform to the presentation in 2001.

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

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

CAPITALIZED SOFTWARE

         Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to selling and product materials, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. The total computer software development costs capitalized for 2001, 2000 and 1999 were $1.3 million, $2.3 million (net of a write-off of $1.8 million), and $2.5 million, respectively. The total costs amortized and charged to operations for 2001, 2000 and 1999 were $2.3 million, $1.1 million, and $0, respectively. Accumulated amortization at December 31, 2001 and 2000 was $3.3 million and $3.1 million, respectively. In December 2001, $2.1 million of fully amortized capitalized software development costs were netted against computer software development costs.

SOFTWARE HELD FOR RESALE

         In 1998, the Company purchased the underlying source code for a certain software product, which is held for resale in the ordinary course of business. The original purchase costs of such software were capitalized and are being amortized utilizing the straight-line method over the estimated economic life of five years. Total costs amortized and charged to operations for all software held for resale were $398 thousand, $480 thousand and $237 thousand for 2001, 2000 and 1999, respectively.

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

REVENUE RECOGNITION

         Revenue from the licensing of software products is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, and the Company generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of these four criteria above is defined as follows:

         Persuasive evidence of an arrangement exists. It is the Company's customary practice to have a written contract, which is signed by both the customer and the Company or, in situations where a contract is not required, a customer purchase order has been received.

         Delivery has occurred. The Company's software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the delivery of the electronic code or the shipment of the physical product based on standard contractual committed shipping terms, whereby risk of loss passes to customer when shipment is picked up by the carrier. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered as described above.

         The fee is fixed or determinable. The Company's customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access the server. Additional license fees are due when the total number of subscribers using our products increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery in the United States and within 30 - 60 days from product delivery internationally.

         Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process, in which we evaluate the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized as cash payments are received.

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

FINANCIAL INSTRUMENTS

         The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's bank note payable and revolving line of credit at December 31, 2001 and 2000 approximates fair value as these notes payable bear interest at market rates.

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

         Options to purchase 294,000 and 301,000 shares of common stock for 2001 and 2000, respectively were not included in the computation of diluted earnings per share as their impact would be antidilutive.

FOREIGN CURRENCY TRANSLATION

         The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates statement of operations amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statements of operations and such amounts have not been significant.

CONCENTRATION OF CREDIT RISK

         The Company licenses software and provides services to established companies. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses. At December 31, 2001, the Company had two customers with outstanding accounts receivable balances of approximately $0.6 million and $0.3 million, respectively. These customers represented approximately 21% and 7%, respectively, of the Company's revenues for 2001. At December 31, 2000, the Company had two customers with outstanding accounts receivable balances of approximately $0.7 million and $0.6 million, respectively. These customers represented approximately 24% and 6%, respectively, of the Company's revenues for 2000.

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       DISCONTINUED OPERATION

         In February 2001, management of the Company determined that the market adoption rate of the technology around the Company's eMake subsidiary was not progressing in a manner to support the resources needed to continue eMake's newly developed operating plan. As a result, the Company's Board of Directors approved a plan on February 26, 2001 to terminate the operations of eMake as of March 31, 2001 as part of a strategy to commit the Company's resources to its core business. At December 31, 2000, the Company recorded an estimated loss on disposal of $1.2 million, including operating losses of $360 thousand expected to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. Prior year consolidated financial statements have been restated to present eMake as a discontinued operation. Summarized financial data of the discontinued operation are as follows:

(in thousands)                                                2001          2000
                                                            --------      --------
Financial position:
  Current assets                                            $     --      $     26
  Total liabilities                                             (339)       (2,439)
                                                            --------      --------
  Net liabilities of discontinued
    operation                                               $   (339)     $ (2,413)
                                                            ========      ========

(in thousands)                                                2001          2000          1999
                                                            --------      --------      --------
Discontinued operation:
  Revenues                                                  $     --      $  1,075      $  1,411
                                                            --------      --------      --------
  Operating (income) expense before severance and
    other restructuring and acquisition related charges           --        18,087         4,864
  Severance and other restructuring charges(b)                  (182)        1,861            --
  Non-cash stock compensation(a)                                  --         1,278           659
  Amortization of intangible assets(a)                            --         1,078           595
  Asset impairment charge(c)                                      --         7,095            --
  Purchased in process research and development(a)                --            --           476
                                                            --------      --------      --------
  Income (loss) from discontinued operation                 $    182      $(28,324)     $ (5,183)
                                                            ========      ========      ========

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

         In connection with the acquisition, the Company also issued 500,000 shares of common stock to certain former shareholders of Smart Shop who became employees of the Company. The shares of common stock were held in escrow as collateral for performance under the purchase agreement to be released from escrow to the shareholders in six tranches each six months following the closing date of August 6, 1999. In connection with these shares, deferred stock compensation of

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

$1.9 million was recorded in stockholders' equity in 1999. The deferred stock compensation was recognized as compensation expense over 36 months, as the restrictions lapsed. The Company recorded a non-cash stock compensation charge of $659 thousand for the period ended December 31, 1999 related to the initial amortization of this compensation charge. During 2000, the remaining shares were released from escrow due to the severance arrangements described in (b) below. As a result, the Company accelerated the amortization of the compensation charge in full and recorded a non-cash stock compensation charge of $1.3 million for the period ended December 31, 2000.

(b)      Severance and Other Restructuring Charges

         During the year 2000, the Company implemented a restructuring plan designed to reduce the Company's and eMake's cost structure by reducing its workforce and other operating expenses. The Company recorded a one-time charge for eMake of $1.9 million primarily consisting of employee severance and other employee-related costs of $1.2 million. Other charges included in the $1.9 million are early lease termination and facility shutdown costs of $112 thousand, write-downs of redundant property and equipment of $308 thousand, lease costs associated with vacated office space of $242 thousand and $10 thousand for legal and other related costs.

         Severance costs were determined based upon employees' years of service as well as level within the organization. The reduction in workforce included approximately 93 employees, or approximately 67%, and affected all functions of eMake. Of the total amount charged to expense for the year ended December 31, 2000, approximately $603 thousand was paid during 2000 and the remaining $549 thousand was paid during 2001. All affected employees were terminated as of December 31, 2000.

         Of the total lease termination and facility shutdown costs charged to expense for the year 2000 of $354 thousand, $54 thousand were paid by December 31, 2000 and $168 thousand were paid by December 31, 2001. The Company settled the remaining $132 thousand accrual related to lease costs associated with vacated office space and reversed this accrual in 2001. The reversal is included in income from discontinued operation in the consolidated statement of operations, in addition to $50 thousand related to a royalty agreement with eMake and one of its competitors, for the year ended December 31, 2001. $10 thousand was paid related to legal and other costs through December 31, 2000.

         In addition, as a result of the restructuring plan, the Company released shares from escrow, in accordance with the Smart Shop Software, Inc. purchase agreement, which were held as collateral for certain employment-related performance requirements. $610 thousand in non-cash compensation related to this accelerated release of shares is included in loss from discontinued operations for the year ended December 31, 2000.

         At December 31, 2000, $563 thousand in employee severance costs and other employee related costs, $58 thousand in early lease termination and facility shutdown costs and $242 thousand in vacated office space costs are included in accrued liabilities. At December 31, 2001, $14 thousand other employee-related costs remain in accrued liabilities which is expected to be paid during the first quarter of 2002.

(c)      Asset Impairment Charge

         In conjunction with the Company's restructuring plan described above and in Note 6, the Company re-evaluated eMake's business model during the fourth quarter of 2000. A revised operating plan was developed to restructure and stabilize the business. Based on the forecasted undiscounted cash flows from the revised operating plan, the Company deemed that certain intangible assets of eMake were impaired and recorded an asset impairment charge of $7.1 million. The amount of the impairment was measured based upon projected discounted future cash flows from the revised operating plan. The asset impairment charge includes a write-off of goodwill and intangible assets of $4.0 million, net and $1.5 million, net, respectively. Also included in the impairment charge are capitalized website development costs and capitalized software costs of $1.2 million, net and $365 thousand, net, respectively.

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31, 2001 and 2000 were as follows:

(in thousands)                          2001         2000
                                      -------      -------
Equipment                             $ 2,083      $ 2,183
Purchased software                      1,301        1,245
Furniture and fixtures                    381          130
Leasehold improvements                     83           84
Vehicles                                   --           16
Assets under capital leases               605        1,014
                                      -------      -------
                                        4,453        4,672
Accumulated depreciation
  and amortization                     (3,241)      (2,456)
                                      -------      -------

Net property and equipment            $ 1,212      $ 2,216
                                      =======      =======

4.       DEBT

         The Company's borrowings at December 31, 2001 and 2000 consisted of:

(in thousands)                          2001         2000
                                      -------      -------
Revolving line of credit              $ 1,145      $   750
Bank promissory note                      143          218
Non-interest bearing note payable         174          174
Capital leases                            414          577
Note payable                              468           --
Financed insurance                         83           --
                                      -------      -------
  Total debt                            2,427        1,719
Less current portion                    1,837        1,165
                                      -------      -------
                                      $   590      $   554
                                      =======      =======

         In December 2000, two wholly-owned subsidiaries of the Company entered into a Note Agreement ("Note") with JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, that provides for a $3.0 million revolving credit availability through January 15, 2002. The Note bears interest at prime rate plus 1.5%, or 11% at December 31, 2000 and 6.25% at December 31, 2001. The Note has a commitment fee of 1.25% per annum on the total commitment of up to $3.0 million. The Note is collateralized by certain foreign accounts receivable of the Company's and is guaranteed by the Company, a wholly-owned subsidiary of the Company and Export-Import Bank of the United States for 90% of principal and interest. On January 15, 2002, the Note was amended to extend the Note to January 31, 2003, delete references to eMake as a borrower, and increase the commitment fee to 1.50% per annum. At December 31, 2001 and 2000, $1.1 million and $750 thousand, respectively, was drawn under the Note Agreement and is included in current liabilities. Based on the qualifying borrowing base arrangement under the Note, total remaining availability at December 31, 2001 and 2000 was $309 thousand and $924 thousand, respectively. Due to the nature of the qualifying borrowing base arrangement, the Company's borrowing capability varies each month depending on billings and cash collections.

         At March 31, 2001, the Company was not in compliance with the tangible net worth debt covenant under its revolving credit facility and subsequently received a waiver from the lending bank for this covenant. As of May 3, 2001, the credit facility was amended to ease compliance with this covenant retroactively to December 2000 and for the remainder of the agreement ending January 15, 2002. At December 31, 2001, the Company was in compliance with all debt covenants.

         In conjunction with the Smart Shop acquisition, the Company, through its wholly owned subsidiary, assumed a promissory note with a bank in the amount of $297 thousand of which $143 thousand and $218 thousand was outstanding at December 31, 2001 and 2000, respectively. The note agreement requires monthly installments of $7 thousand including interest at the bank prime rate plus 1.5%, or 6.25% at December 31, 2001 and 11% for the same period in 2000. The note is collateralized by all accounts receivable, inventory, general intangibles, equipment and fixtures of the wholly-owned subsidiary. The promissory note is guaranteed by the Company and the final payment of the outstanding balance is due in

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

August 2003. Interest paid in 2001, 2000 and 1999 totaled $17 thousand, $24 thousand and $10 thousand, respectively.

         Also, in connection with the 1999 Smart Shop acquisition, the Company assumed a $174 thousand noninterest-bearing note payable to a former Smart Shop shareholder. The note is due in its entirety on August 5, 2002.

         In December 2000, the Company entered into a development and commercialization agreement with an original equipment manufacturer ("OEM") and customer of the Company. On May 11, 2001, the agreement was amended to include a loan agreement ("Loan") between the Company and the OEM in connection with a co-coordinated development program to co-develop the next major release of the Company's software product FactoryLink(R). During 2001, the OEM advanced the Company $467,500 in three separate advances. The Loan bears interest at 10.5% per annum and is repayable in eight equal quarterly installments of principal and interest with the first installment due on April 15, 2002.

         In November 2001, the Company renewed its Directors and Officers Liability insurance. The Company financed the $125 thousand premium under a premium finance agreement which bears interest at 5.74% per annum. The Company pays monthly installments of $12 thousand and $83 thousand was outstanding at December 31, 2001.

5.       INCOME TAXES

         Income (loss) from continuing operations before income taxes and dividends on preferred stock, preferred stock warrant and beneficial conversion was ($2.1) million, ($14.3) million and $3.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         The components of income tax benefit (expense) for the years ended December 31, 2001, 2000 and 1999 are as follows:

(in thousands)                       2001          2000          1999
                                   --------      --------      --------
Current:
Federal                            $     --      $     --      $     --
State                                    --            --            --
Foreign                                  --            --          (175)
                                   --------      --------      --------
                                         --            --          (175)
                                   --------      --------      --------
Deferred:
Federal                                  --            --          (484)
State                                    --            --           (49)
                                   --------      --------      --------
                                         --            --          (533)
                                   --------      --------      --------
Income tax (expense) benefit       $     --      $     --      $   (708)
                                   ========      ========      ========

         Benefit (provision) for income taxes differed from the amounts computed by applying the U.S. Federal statutory income tax rate of 34% to income (loss) before taxes as a result of the following for the years ended December 31, 2001, 2000 and 1999:

(in thousands)                       2001          2000          1999
                                   --------      --------      --------
Expected tax benefit (expense)     $    703      $  5,071      $ (1,181)
Research and development
credit                                   --            --            --
State taxes, net of federal
benefit                                  --            --            --
Change in valuation allowance          (246)      (15,323)       (1,024)
Change in prior year estimate          (377)           --          (175)
Discontinued operations                 (62)       10,036         1,762
Other                                   (18)          216           (90)
                                   --------      --------      --------
Income tax (provision) benefit     $     --      $     --      $   (708)
                                   ========      ========      ========

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The components of deferred taxes at December 31, 2001 and 2000 were as follows:

(in thousands)                        2001         2000
                                    --------     --------
Deferred tax assets:
Net operating loss                  $ 15,835     $ 16,053
Impairment and restructuring           4,024        3,733
Allowance for doubtful accounts          104           84
Accrued benefits                          74           40
Credits                                1,075          506
Intangible assets                        155          559
Compensation                             247          725
Other                                    666          525
Valuation allowance                  (18,114)     (17,868)
                                    --------     --------
                                    $  4,066     $  4,357
                                    ========     ========
Deferred tax liabilities:
Depreciation                             851          649
Capitalized software                   2,920        3,646
Other                                    295           62
                                    --------     --------
                                    $  4,066     $  4,357
                                    ========     ========

         At December 31, 2001, the Company had net operating loss carryforwards of approximately $46.6 million, which will expire beginning in 2018.

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

         The Company believes as a result of common stock issuances in 2001, the Company has undergone an ownership change within the meaning of Section 382 of the Internal Revenue Code ("IRC"). As a result, the Company's ability to utilize its operating loss carryforwards incurred prior to the ownership changes are limited on an annual basis to the amount equal to the value of the Company, as defined by the IRC, as of the date of change in ownership, multiplied by the long-term tax exempt bond rate.

6.      SEVERANCE AND OTHER RESTRUCTURING CHARGES

        During the year 2000, the Company implemented a restructuring plan designed to reduce the Company's cost structure by reducing its workforce and other operating expenses. The Company recorded a charge of $2.5 million primarily consisting of employee severance and other employee-related costs of $1.1 million. This charge excludes the restructuring associated with eMake. See
Note 2 for discussion on eMake. Severance costs were determined based upon employees' years of service as well as level within the organization. The reduction in workforce included approximately 56 employees, or approximately 41% of the workforce, and affected all functions of the Company. All affected employees were terminated as of December 31, 2000. Other charges included in the $2.5 million are early lease termination and facility shutdown costs of $200 thousand, write-downs of redundant property, plant and equipment of $81 thousand, lease costs associated with vacated office space of $1.0 million and $91 thousand for legal and other related costs. These charges provide for future streamlining of operations related to cost reduction initiatives.

        The continuing deterioration of the real estate market has affected the Company's ability to sublease approximately 44,400 square feet of excess office space at the Company's headquarter facilities. As a result, the Company accrued an additional $1.1 million in restructuring charges related to lease costs associated with vacated office space in the third quarter of 2001, representing an estimated one full year of lease costs associated with the excess office space. In October 2001, the Company initiated negotiations with the landlord whereby the landlord would remove the 44,400 square feet of excess office space under the facility lease. See Note 15.

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The following tables summarize by category the accrued liability balances at December 31, 2001 and 2000 related to the Company's 2000 restructuring plans.

                                                                             Severance
                                                            Amount           and Other           2001               Amount
                                                          Accrued at       Restructuring         Cash             Accrued at
(in thousands)                                             12/31/00           charges           Payments           12/31/01
                                                        -------------      -------------      -------------      -------------
Employee severance and other employee-related costs     $         410      $          --      $        (351)     $          59
Early lease termination and facility shutdown costs               141                 --               (141)                --
Lease costs associated with vacated office space                  988              1,068               (942)             1,114
Legal and other related costs                                      68                 --                (51)                17
                                                        =============      =============      =============      =============
                                                        $       1,607      $       1,068      $      (1,485)     $       1,190
                                                        =============      =============      =============      =============

                                                          Severance
                                                          and Other            2000               Amount
                                                        Restructuring          Cash             Accrued at
(in thousands)                                             charges           Payments            12/31/00
                                                        -------------      -------------      -------------
Employee severance and other employee-related costs     $       1,102      $        (692)     $         410
Early lease termination and facility shutdown costs               200                (59)               141
Lease costs associated with vacated office space                1,044                (56)               988
Legal and other related costs                                      91                (23)                68
                                                        -------------      -------------      -------------
                                                                2,437               (830)             1,607
Non-cash write-down of redundant PP&E                              81                 --                 --
                                                        =============      =============      =============
                                                        $       2,518      $        (830)     $       1,607
                                                        =============      =============      =============

         The severance and restructuring accrued liabilities are included in accrued compensation and benefits and other accrued liabilities in the accompanying consolidated balance sheets. All severance and other restructuring costs will be paid in full by December 31, 2002.

7.       WRITE OFF OF CAPITALIZED SOFTWARE

         As a result of strategy changes from two of the Company's suppliers, the Company determined that the carrying amount of capitalized software development costs related to two of its software products were not recoverable and as a result deemed to be impaired during the third quarter of 2001. The Company wrote off $355 thousand related to its Analyzer software product and $36 thousand related to its Connector software product, totaling $391 thousand.

         In 2000, the Company wrote-off $1.8 million of capitalized software costs due to impairment of certain software products.

8.       STOCKHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PREFERRED STOCK

         The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to 2.2 million shares of preferred stock in one or more series and to fix the rights and preferences of each series. In 1999, the board of directors designated 100,000 shares of authorized preferred stock as Series A Convertible Preferred Stock, of which 50,000 shares are issued and outstanding at December 31, 2001 and 2000. In September 2000, the Company executed an amendment to the Certificate of Designation for the Company's Preferred Stock which changed the terms of the Series A Preferred Stock and designated 800,000 shares of authorized preferred stock as Series B Convertible Preferred Stock, of which 265,000 shares are issued and outstanding at December 31, 2001. The amended terms included that neither the Series A Preferred Stock nor Series B Preferred Stock are redeemable and that the cumulative dividends are no longer interest bearing. In March 2001, the Company executed a Certificate of Designation for Series C-1 Preferred Stock and Series C-2 Preferred Stock which designated 125,000 shares of authorized preferred stock as Series C-1 Preferred Stock and designated 125,000 shares of authorized but unissued preferred stock as Series C-2 Preferred Stock. As of December 31, 2001, 53,750 shares of Series C-1 Preferred Stock are issued and outstanding.

SERIES A CONVERTIBLE PREFERRED STOCK

         On August 6, 1999, the Company issued through a private placement 50,000 shares of the Company's Series A Convertible Preferred Stock for $5.0 million to a wholly-owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), one of the Company's primary stockholders. The Series A Preferred Stock has a par value of $.01 per share and a liquidation preference of $100 per share, plus cumulative dividends. Dividends on the Series A Preferred Stock are cumulative and payable in additional shares of Series A Preferred Stock or in cash at a rate of $8.00 per share per annum and in preference to any dividends on the Company's common stock. The preferred stock is Convertible at any time into shares of common stock of the Company at a conversion rate of $23.25 per share of common stock. The preferred stock is also convertible into shares of common stock of any majority owned subsidiary of the Company through the earliest of the following events: (a) June 1, 2006; (b) the commencement of the liquidation or winding up of the business of eMake; (c) the sale of all or substantially all of the assets and properties of eMake; (d) a merger, consolidation or other similar transaction involving eMake in which eMake is not the surviving entity or eMake is the surviving entity but after which the holders of the outstanding voting securities of eMake before the transaction hold less than 50% of eMake's outstanding voting securities after the transaction; (e) the sale by eMake of its securities in a public offering; or
(f) a decrease in the ownership percentage of the Company's voting securities of eMake to the extent that eMake would cease to be a consolidated subsidiary of the Company. The Series A Preferred Stock was mandatorily redeemable according to the original terms, however in September 2000, the Series A designation was amended to remove the mandatory redemption provision. At December 31, 2001 and 2000, the aggregate liquidation preference was $5.968 million and $5.568 million, including cumulative dividends of $968 thousand and $568 thousand, respectively. The holders of the Series A Convertible Preferred Stock are subordinated to the holders of the Series B and Series C Convertible Preferred Stock. Dividends of $400 thousand, $401 thousand and $167 thousand have been recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

SERIES A-1 AND A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK OF EMAKE

         On August 7, 2000, the Company and eMake executed a Securities Purchase Agreement to provide $26.5 million in financing in the form of eMake preferred stock. The transaction was approved by the Company's stockholders on September 11, 2000 and the transaction was completed on September 12, 2000.

         On September 12, 2000, SCP Private Equity Partners II, L.P. ("SCP") and Safeguard each purchased through a private placement 5,300,000 shares, for a total of 10,600,000 shares, of eMake Series A-1 Preferred Stock and Series A-2 Preferred Stock (collectively referred to as the "Series A Preferred") and warrants to purchase up to an additional 5,300,000 shares each of eMake Series A-1 and Series A-2 preferred stock, respectively. The aggregate purchase price of $26,500,000 was comprised of $6,936,754 in cash and cancellation of $19,250,000 of the notes payable described in Note 11 and the related accrued interest of $313,246.

         On January 31, 2001, SCP elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-1 Redeemable Convertible Preferred Stock of eMake . In addition, a subsidiary of Safeguard elected to exercise its right to acquire 132,500 shares of Series B Convertible Preferred Stock of the Company in exchange for 5,300,000 shares of Series A-2 Redeemable Convertible Preferred Stock of eMake . As of December 31, 2001, no series of eMake preferred stock remains outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

         The Series B Convertible Preferred Stock has a par value of $.01 per share and a liquidation preference of $100 per share, plus cumulative dividends. Dividends on the Series B Preferred Stock are cumulative and payable in additional shares of Series B Preferred Stock at a rate of $8.00 per share per annum. The holders of the Series B Preferred Stock rank senior to the holders of the Series A Preferred Stock with respect to dividend rights, rights on liquidation, dissolution and

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

winding up and preference to any dividends on the common stock. The preferred stock is Convertible at any time into shares of common stock of the Company at a conversion rate of $30.45 per share of common stock. At December 31, 2001, the aggregate liquidation preference was $29.262 million, including cumulative dividends of $2.120 million in 2001 and cumulative preferred stock dividends of subsidiary of $642 thousand.

SERIES C CONVERTIBLE PREFERRED STOCK

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Convertible Preferred Stock of the Company ("Series C-1 Preferred") and a warrant to purchase up to 75,000 shares of Series C-2 Convertible Preferred Stock. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Convertible Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. The Company had the right to exercise its right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before May 30, 2001, and the Company was required to be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are convertible into the Company's Series B Convertible Preferred Stock. SCP and Safeguard 2000 hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Series A-1 and A-2 Preferred Stock which are convertible into a total of 265,000 shares of the Company's Series B Convertible Preferred Stock. See Note 15.

         On July 20, 2001, the Company exercised its right to sell 16,250 shares of the Option Stock to SCP. The Company received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of its Option Stock to SCP. As of December 31, 2001, 53,750 shares of Series C-1 Convertible Preferred Stock are issued and outstanding. The total proceeds were $2.1 million, net of transaction costs, for the year ended December 31, 2001.

         The Series C-1 Convertible Preferred Stock has a par value of $.01 per share and a liquidation preference of $80 per share, plus cumulative dividends and interest. The preferred stock is convertible into the Company's common stock at a conversion rate of 20 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C-1 Preferred. The Series C-1 Preferred Stock ranks senior to all other classes and series of the Company's capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up. The excess of the liquidation preference over the purchase price of the preferred stock has been reflected as a $2.150 million dividend on preferred stock for the year ended December 31, 2001, increasing the loss applicable to common stockholders and decreasing additional paid-in capital. At December 31, 2001, the aggregate liquidation preference was $10.442 million, including cumulative dividends of $142 thousand, dividends related to the beneficial conversion feature of the liquidation preference of $2.150 million and dividend on the Series C-2 Preferred Stock warrant of $6.0 million (see below).

WARRANT TO PURCHASE SERIES C-2 PREFERRED STOCK

         The Series C-2 Preferred Stock warrant issued to SCP by the Company grants SCP the right to purchase up to 75,000 shares of the Company's Series C-2 Convertible Preferred Stock at a purchase price of $40 per share. The Series C-2 Preferred Stock has a par value of $.01 per share and a liquidation preference of $120 per share, plus cumulative dividends and interest, and is convertible into the Company's common stock at a conversion rate of 20 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Convertible Preferred Stock under the warrant are exercisable on any business day on or before March 30, 2011, with the exception of 50,500 shares, which may not be exercisable until the earlier of stockholder approval of the transactions under the warrant or May 31, 2001. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the liquidation preference of the Series C-2 Preferred Stock to be acquired on warrant exercise over the warrant exercise price of $3.0 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders for the year ended December 31, 2001 and decreasing additional paid-in capital by $6.0 million.

WARRANTS TO PURCHASE SERIES A-1 AND A-2 PREFERRED STOCK

         The eMake Series A-1 and eMake Series A-2 preferred stock warrants issued to SCP and Safeguard, respectively, grant to the holders the right to purchase up to an additional 5,300,000 shares of eMake Series A-1 Convertible preferred stock and up to an additional 5,300,000 shares of eMake Series A-2 Convertible preferred stock, respectively, at an exercise price of $.01 per share. The amount of eMake Series A Preferred Stock that can be acquired upon exercise is based on the number of users licensed to use eMake's software from a server or client workstation as of June 30, 2001 and varies from zero to a total of 5,300,000 shares of eMake Series A-1 Preferred Stock and 5,300,000 shares of eMake Series A-2 Preferred Stock. The warrants are exercisable any time after June 30, 2001 through the earliest of the following events: (a) June 1, 2006;
(b) the commencement of the liquidation or winding up of the business of eMake;
(c) the sale of all or substantially all of the assets and properties of eMake;
(d) a merger, consolidation or other similar transaction involving eMake in which eMake is not the surviving entity or eMake is the surviving entity but after which the holders of the outstanding voting securities of eMake before the transaction hold less than 50% of eMake's outstanding voting securities after the transaction; (e) the sale by eMake of its securities in a public offering;
(f) a decrease in the ownership percentage of the Company's

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

voting securities of eMake to the extent that eMake would cease to be a consolidated subsidiary of the Company; or (g) the exercise by SCP or Safeguard of its right to exchange the last outstanding Series A share for shares of USDATA's Series B preferred stock. SCP and Safeguard 2000 agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred Stock, respectively, which are convertible into the Company's Series B Convertible Preferred Stock. These warrants expire on June 30, 2006.

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

         The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:

                                                                Common Stock
                                                    ---------------------------------------
                                      Preferred                   Held In
                                     Stock Issued    Issued       Treasury      Outstanding
                                     ------------   ---------     ---------     -----------
BALANCE AT DECEMBER 31, 1998                 --     2,868,744       621,237      2,247,507
Common shares issued or purchased            --       256,480      (130,774)       387,254
                                      ---------     ---------     ---------      ---------
BALANCE AT DECEMBER 31, 1999                 --     3,125,224       490,463      2,634,761
Series A Preferred Stock                 50,000            --            --             --
Common shares issued or purchased            --       139,648       (27,061)       166,709
                                      ---------     ---------     ---------      ---------
BALANCE AT DECEMBER 31, 2000             50,000     3,264,872       463,402      2,801,470
Series B Preferred Stock                265,000            --            --             --
Series C-1 Preferred Stock               53,750
Common shares issued or purchased            --            --       (25,155)        25,155
                                      ---------     ---------     ---------      ---------
BALANCE AT DECEMBER 31, 2001            368,750     3,264,872       438,247      2,826,625
                                      =========     =========     =========      =========

9.       EQUITY COMPENSATION PLAN

         In 1994, the Company adopted the 1994 Equity Compensation Plan (the 1994 Plan), which provides for stock options to be granted to employees, independent contractors and directors. The 1994 Plan was amended in 2000 to provide for the issuance of up to 600,000 shares of common stock pursuant to the grant of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SARs) and restricted stock awards. Options issued under the 1994 Plan generally vest over a four-year period and are exercisable up to eight years from the date of grant at a price per share equal to the fair market value of the underlying stock on the date of grant. The 1994 Plan also authorizes an automatic grant of options to purchase 4,000 shares of common stock to certain eligible directors upon initial election to the board of directors and a further grant of options to purchase 1,000 shares of common stock as an annual service grant, which fully vest as of the grant date. Options granted to directors have an eight-year term and vest over four years. At December 31, 2001, there were 168,000 shares available for future grant under the 1994 Plan. All share and per share amounts have been adjusted to reflect the one for five reverse stock split effective August 21, 2001.

         The Company applies APB Opinion No. 25 in accounting for its stock option grants under these plans, which are described above. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's stock option plans had been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the method provided by SFAS 123, the Company's net loss and related per share amounts would have been as reflected in the following pro forma amounts for the years ended December 31, 2001, 2000 and 1999:

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(in thousands, except per share data)                              2001        2000       1999
                                                                --------    --------    -------
Net loss applicable to common stockholders       As reported    $(12,697)   $(44,834)   $(2,583)
                                                 Pro forma       (12,837)    (45,990)    (3,405)

Basic net loss per common share                  As reported       (4.50)     (16.39)     (1.09)
                                                 Pro forma         (4.55)     (16.82)     (1.44)

Diluted net loss per common share                As reported       (4.50)     (16.39)     (0.96)
                                                 Proforma          (4.55)     (16.82)     (1.26)
                                                                --------    --------    -------

         The grant date per share weighted average fair value of stock options granted by the Company during the years ended December 31, 2001, 2000 and 1999 was $18.76, $24.45 and $20.10, respectively.

         The following assumptions were used by the Company to determine the fair value of stock options granted using the Black Scholes option-pricing model:

                                   2001            2000            1999
                                ------------    ------------    ------------
Dividend yield                        0               0               0
Expected volatility                 100%            121%             95%
Risk-free rate of return        4.7% to 6.0%    5.0% to 6.3%    5.3% to 6.6%
Expected option life              5 years         5 years         5 years
                                ------------    ------------    ------------

Option activity under the Company's 1994 Plan is summarized as follows:

(in thousands, except share prices)               2001                       2000                      1999
                                           ------------------         ------------------        -------------------
                                                     Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                     Exercise                   Exercise                   Exercise
                                           Shares     Price           Shares     Price          Shares      Price
                                           ------    --------         ------    --------        ------     --------
Outstanding at beginning of period          301      $  24.45          330      $  20.10          232      $  21.15
Options granted                              80          3.09           85         53.95          115         17.85
Options exercised                            --            --          (19)        20.65          (10)        18.85
Options forfeited                           (87)        29.61          (95)        35.60           (7)        25.25
                                           ----      --------         ----      --------        -----      --------
Outstanding at end of period                294      $  18.76          301      $  24.45          330      $  20.10
                                           ----      --------         ----      --------        -----      --------
Options exercisable at year-end             164      $  20.86          166      $  20.15          101      $  20.70
Shares available for future grant           168                        161                         51
                                           ----      --------         ----      --------        -----      --------

The following summarizes information about the Company's stock options outstanding at December 31, 2001 (in thousands, except share prices):

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                           Options Outstanding                          Options Exercisable
                             --------------------------------------------------    ----------------------------
                                              Weighted Avg.
                                               Remaining
                                Number      Contractual Life      Weighted Avg.       Number      Weighted Avg.
Range of Exercise Prices     Outstanding       (in years)        Exercise Price    Exercisable   Exercise Price
------------------------     -----------    ----------------     --------------    -----------   --------------
$  2.50  - $ 4.69                80               7.5                $  3.44              3          $   0.83
$ 12.50  - $17.50                56               5.1                  15.73             35             15.73
$ 18.44  - $22.50               127               5.0                  20.08            114             20.08
$ 28.13  - $44.38                18               5.0                  34.53              8             34.53
$ 55.00  - $85.00                13               6.0                  68.91              4             68.91
                               ----                                                    ----
                                294               5.3                $ 18.76            164           $ 20.86
                               ----                                                    ----

10.      RETIREMENT PLAN

         The Company maintains a discretionary defined contribution plan covering substantially all employees. During the years ended December 31, 2001, 2000 and 1999, the Company made contributions of approximately $62 thousand, $200 thousand and $100 thousand, respectively, to this plan.

11.      RELATED PARTY TRANSACTIONS

         On March 30, 2001, the Company secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Convertible Preferred Stock of the Company and a warrant to purchase up to 75,000 shares of Series C-2 Convertible Preferred Stock. In addition, SCP has committed to purchase an additional 37,500 shares of Series C-1 Convertible Preferred at the purchase price of $40 per share or $1.5 million. See Note 8 for further details. As of December 31, 2001, SCP owns approximately 44% of the Company's outstanding common stock on a fully diluted basis.

         Safeguard owns approximately 25% of the Company's outstanding common stock, on a fully diluted basis. Effective January 1, 1995, the Company and Safeguard entered into an administrative service agreement whereby Safeguard provides the Company with business and organizational strategy, legal and investment management, and merchant and investment banking services. The agreement provides for the payment of an administrative service fee of $30 thousand per month. The initial agreement expired on December 31, 1995, and was renewed annually on a year-to-year basis. The agreement was terminated as of March 31, 2000. General and administrative expense on the consolidated statements of operations includes $0.1 million and $0.4 million of such administrative service fees for the years ended December 31, 2000 and 1999. Additionally, in 1999 the Company paid $48 thousand for legal fees to Safeguard, which was not covered by this agreement.

         On February 8, 2000 and March 24, 2000, the Company, through its wholly-owned subsidiary eMake, entered into two convertible promissory note agreements with a subsidiary of Safeguard for $2.5 million each, totaling $5.0 million in borrowings. The promissory notes had interest rates of 12% per annum and were due in full on February 8, 2001 and March 24, 2001, respectively. The terms of the notes payable included a clause that if the notes payable were paid in full at maturity, interest would be forgiven. The notes were paid in full on September 12, 2000, as described below, and accrued interest of $322 thousand was forgiven.

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

         On August 14, 2000, SCP provided $6.0 million in financing to the Company's eMake subsidiary in exchange for a demand note due the earlier of one year from the date of the note or 60 days following the date of demand for payment. The note had an interest rate based on a specified bank prime rate plus one percent. Concurrently, the Company repaid the $2.5 million demand note dated July 28, 2000 to Safeguard plus accrued interest of $13 thousand with proceeds from this demand note payable.

         On September 12, 2000, the Company and eMake secured $26.5 million in financing from Safeguard and SCP through the issuance of preferred stock (See
Note 8). In connection with this transaction, the Company received $6,936,754 in cash and Safeguard and SCP cancelled the then outstanding notes payable balance due them of $19,250,000 plus accrued interest of $313,246.

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         In March 2000, the Company, through its wholly-owned subsidiary, eMake, entered into a master agreement with CompuCom Systems, Inc. ("CompuCom"), a Safeguard partnership company. The master agreement engaged CompuCom to assist the Company with the planning, development, implementation and support of eMake. This agreement was subsequently terminated in December 2000 due to the Company's restructuring. Total payments to CompuCom during 2000 were approximately $1.0 million.

         In August 1999, the Company issued through a private placement
240,964 shares of the Company's common stock for $5.0 million and 50,000 shares of the Company's Series A Convertible preferred stock for $5.0 million to a wholly owned subsidiary of Safeguard.

         The manager of the Company's European operations was also the managing director of the Company's largest distributor in the United Kingdom for the first six months of 2000 and for the year ended 1999. Effective February 1996, the Company entered into a distribution agreement with this distributor to which, in general, the Company sells products at discounts from list price representative of discounts given to similar distributors. Consolidated revenues include approximately $1.4 million and $1.3 million of sales to this distributor for the years ended December 31, 2000 and 1999, respectively. Accounts receivable from this customer were $223 thousand and $291 thousand at December 31, 2000 and 1999, respectively. The Company has also entered into a shared facility arrangement, in which certain office space and equipment were shared between the distributor and the Company's European Headquarters. The shared facility arrangement was terminated in September 2000.

12.      COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases office space, office furniture, equipment and automobiles under non-cancelable capital and operating lease agreements which expire at various dates through the year 2010. Assets recorded under capital leases were $.6 million and $1.0 million at December 31, 2001 and 2000, respectively, and the related accumulated amortization was $231 thousand and $98 thousand at December 31, 2001 and 2000, respectively. Amortization of capital lease assets of $158 thousand and $73 thousand was included in depreciation expense for the years ended December 31, 2001 and 2000, respectively.

         Future minimum lease payments at December 31, 2001 under capital and operating leases were as follows (in thousands):

                                                     Capital     Operating
                                                     Leases       Leases
                                                     -------     ---------
2002                                                 $  198       $ 1,709
2003                                                    138         1,656
2004                                                     66         1,627
2005                                                     44         1,640
2006                                                     --         1,672
2007 and thereafter                                      --         6,114
                                                     ------       -------
Total minimum lease commitments                         446       $14,418
                                                     ======       =======
Less amounts representing interest                       32
                                                     ------       -------
Present value of net minimum lease payments             414
Less current portion                                    177
                                                     ------       -------
                                                     $  237
                                                     ======       =======

         Total rent expense was approximately $0.8 million, $1.1 million and $1.1 million during the years ended December 31, 2001, 2000 and 1999, respectively.

OTHER

         The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

13.          OTHER ACCRUED LIABILITIES

         Other accrued liabilities were comprised of the following components at December 31, 2001 and 2000:

(in thousands)                     2001       2000
                                  ------     ------
Accrued restructuring charges
  (see Note 6)                    $1,131     $1,197
Professional services                110        672
Other accrued expenses               461        886
                                  ------     ------
                                  $1,702     $2,755
                                  ======     ======

14.      SEGMENT AND GEOGRAPHIC DATA

         The Company operates predominantly in one line of business: the development, marketing and supporting of component-based software products for customers requiring enterprise-wide, open systems solutions for the manufacturing and production markets. The following table presents the pertinent data relating to foreign operations:

                                        Year Ended December 31,
                                    -------------------------------
(in thousands)                       2001        2000        1999
                                    -------     -------     -------
Revenues to external customers:
    United States                   $ 4,479     $ 5,230     $10,494
    France                            2,852       3,235       3,916
    United Kingdom                      950       1,450       1,512
    Italy                               814         802       1,299
    Canada                              948         703       1,430
    Others                            3,529       4,614       6,983
                                    -------     -------     -------
                                    $13,572     $16,034     $25,634
                                    =======     =======     =======

         The basis for grouping revenues from external customers is based on the physical location of the customer. Long-lived assets, primarily property and equipment and capitalized computer software development costs, are principally located in the United States.

15.      SUBSEQUENT EVENTS

         The Company and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement amends that certain Series C Preferred Stock Purchase Agreement dated March 30, 2001 (the "Original Agreement") to extend the Company's right to sell the remaining 21,250 shares of its Series C-1 Convertible Preferred Stock ("Remaining Option Preferred Stock") at $40 per share or $850,000 to December 31, 2002. In addition, the Agreement provides SCP with warrant coverage for 50% of the Remaining Option Preferred Stock issued if the Company exercises its right to sell the Remaining Option Preferred Stock, or up to 10,625 shares. The Agreement deleted the provision that the Company had to be in compliance with specified monthly targets in order to exercise its right to sell the Remaining Option Preferred Stock. On March 8, 2002, the Agreement was unanimously approved by the disinterested members of its Board of Directors. See Note 8.

         The Company is party to an Office Lease Agreement, as amended (the "Lease"), under which the Company is the tenant of approximately 79,382 rentable square feet. On March 19, 2002, the Company and Crescent Real Estate Funding VIII, L.P. (the "Landlord") entered into a Fourth Amendment to the Lease (the "Fourth Amendment") which provides for the Landlord taking back possession of approximately 44,400 rentable square feet, leaving the Company with 34,982 rentable square feet ("Existing Premises"). The Fourth Amendment provides a cash savings for the Company of approximately $1.0 million per year over the remaining term of the Lease. The Fourth Amendment extended the lease term four months to December 31, 2010, and increased the base rental rate per square foot on the Existing Premises by $1.00 each year beginning in 2003 and ending in 2005. In year 2006, the base rental rate per square foot increases by $1.75 from year 2005 and remains constant through year 2010. In addition, the Company owed $444 thousand at March 31, 2001 to the Landlord representing rents due on the excess leased space for five months. The Landlord will waive any claim to such amount owed contingent upon timely payment of all rent required to be paid on the Existing Premises. The $444 thousand will be reduced by $51 thousand per year over the remaining term of the lease. The Company also gave its right, title and interest of excess office furniture, with a carrying value of approximately $127 thousand at December 31, 2001, to the Landlord. In connection with the Fourth Amendment, the Company issued a Warrant, dated March 19, 2002, to the

UNITED STATES DATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Landlord for the purchase of up to 243,902 shares of the Company's common stock at an exercise price per share of $2.05, the closing market price on the date of the Warrant. The Warrant is exercisable by the Landlord, in whole or in part, at any time commencing on March 19, 2002 and ending on March 18, 2007. In addition, under the Fourth Amendment, the Company gave up certain rights, such as its right to terminate the Lease in 2005, certain preferential rights to lease additional space and the right to extend the lease.

16.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)
                                                    FIRST        SECOND         THIRD        FOURTH
2001                                               QUARTER       QUARTER       QUARTER       QUARTER
                                                   --------      --------      --------      --------
Revenues                                           $  3,468      $  3,843      $  3,261      $  3,000
                                                   --------      --------      --------      --------
Income (loss) from continuing operations               (539)           31        (1,771)          212
Income from discontinued operation                       --            --           132            50
                                                   --------      --------      --------      --------
Net loss                                               (539)           31        (1,639)          262
Dividends on preferred stock                         (8,130)         (668)       (1,330)         (684)
                                                   --------      --------      --------      --------
  Net loss applicable to common stockholders       $ (8,669)     $   (637)     $ (2,969)     $   (422)
                                                   ========      ========      ========      ========

Net loss per common share (Basic and Diluted):
  Loss from continuing operations                  $  (3.08)     $  (0.23)     $  (1.10)     $  (0.17)
  Income from discontinued operation                     --            --          0.05          0.03
                                                   --------      --------      --------      --------
Net loss per common share                          $  (3.08)     $  (0.23)     $  (1.05)     $  (0.14)
                                                   ========      ========      ========      ========
Weighted average shares outstanding:
  Basic and diluted                                   2,814         2,815         2,826         2,826
                                                   ========      ========      ========      ========

(in thousands, except per share data)
                                                    FIRST        SECOND         THIRD        FOURTH
2000                                               QUARTER       QUARTER       QUARTER       QUARTER
                                                   --------      --------      --------      --------
Revenues                                           $  3,545      $  3,761      $  4,275      $  4,453
                                                   --------      --------      --------      --------
Loss from continuing operations                      (2,626)       (5,321)       (3,583)       (3,386)
Loss from discontinued operations                    (4,438)       (7,254)       (5,848)      (10,784)
Loss on disposal of discontinued operation               --            --            --        (1,193)
                                                   --------      --------      --------      --------
Net loss                                             (7,064)      (12,575)       (9,431)      (15,363)
Dividends on preferred stock                           (108)         (108)         (108)          (77)
                                                   --------      --------      --------      --------
  Net loss applicable to common stockholders       $ (7,172)     $(12,683)     $ (9,539)     $(15,440)
                                                   ========      ========      ========      ========

Net loss per common share (Basic and Diluted):
  Loss from continuing operations                  $  (1.06)     $  (1.97)     $  (1.33)     $  (1.24)
  Loss from discontinued operation                    (1.73)        (2.65)        (2.13)        (4.28)
                                                   --------      --------      --------      --------
Net loss per common share                          $  (2.79)     $  (4.62)     $  (3.46)     $  (5.52)
                                                   ========      ========      ========      ========

Weighted average shares outstanding:
  Basic and diluted                                   2,558         2,739         2,747         2,801
                                                   ========      ========      ========      ========

         Earnings per share calculations are based on the weighted average number of shares outstanding in each period; therefore, the sum of the earnings per share amounts for the quarters does not necessarily equal the year-to-date earnings per share.

USDATA Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000 and 1999


                                       Balance at
                                      beginning of   Charged to        Accounts    Balance at end
Description                               year         expense       Written Off       of year
-----------                           ------------   ----------      -----------   --------------
December 31, 2001
Allowance for doubtful accounts       $   224,000     $ 55,000       $       --      $ 279,000

December 31, 2000
Allowance for doubtful accounts       $   453,000     $  6,000       $ (235,000)     $ 224,000

December 31, 1999
Allowance for doubtful accounts       $ 1,150,000     $ 36,000       $ (733,000)     $ 453,000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 1st day of April, 2002.

                                               USDATA Corporation
                                               By: /s/ ROBERT A. MERRY
                                                  ------------------------------
                                               Robert A. Merry
                                               President, Chief Executive
                                               Officer and Director

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

Signature

/s/ ROBERT A. MERRY                      President, Chief Executive
---------------------------------        Officer (Principal Executive Officer),
Robert A. Merry                          Secretary, Treasurer and Director          April 1, 2002


/s/ JENNIFER P. DOOLEY                   Chief Financial Officer
---------------------------------        (Principal Financial and Accounting
Jennifer P. Dooley                       Officer)                                   April 1, 2002


/s/ WINSTON J. CHURCHILL                 Chairman of the Board                      April 1, 2002
---------------------------------
Winston J. Churchill


/s/ CHRISTOPHER J. DAVIS                 Director                                   April 1, 2002
---------------------------------
Christopher J. Davis


/s/ JAMES W. DIXON                       Director                                   April 1, 2002
---------------------------------
James W. Dixon


/s/ JACK L. MESSMAN                      Director                                   April 1, 2002
---------------------------------
Jack L. Messman


/s/ ARTHUR R. SPECTOR                    Director                                   April 1, 2002
---------------------------------
Arthur R. Spector

                               INDEX TO EXHIBITS


        Exhibit No.     Description
        -----------     -----------
            3.1         Certificate of Incorporation of the Company, as
                        amended.*******

            3.2         By-laws of the Company.*

            4.1         Specimen stock certificate representing the Common
                        Stock.***

            4.2         Specimen stock certificate representing the Preferred
                        Stock.*********

           10.1         1982 Incentive Stock Option Plan.*##

           10.2        1992 Incentive and Nonstatutory Option Plan.*##

           10.3        1994 Equity Compensation Plan, as amended.*##

           10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and the
                       Company.*

           10.5        Employee Stock Purchase Plan.###

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

           10.21 Exchange Agreement, dated as of September 12, 2000, by and between USDATA Corporation and SCP Private Equity
                       Partners II, L.P.********

           10.22       Export Loan Agreement.**********

           10.23       Guaranty.**********

           10.24       First Amendment to the Series C Preferred Stock Purchase
                       Agreement.#

           10.25       Fourth Amendment to Office Lease Agreement.#

            21.1       Subsidiaries of the Registrant.*

            23.1       Consent of KPMG LLP.#

            23.2       Power of Attorney (included on signature page).

----------

#          Filed herewith

## Compensatory plan or arrangement required to be filed or incorporated as an exhibit.

### Filed on April 29, 1999 as Appendix A to the Company's Definitive Proxy Statement on Form 14A.

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

*********  Filed on March 31, 2000 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

********** Filed on March 30, 2001 as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.