Form 10-Q
period 2002-03-31
USDATA CORP
filed 2002-05-15
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

                                   ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                  Yes [X]                          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002

                                                           Number of Shares
                  Class                                       Outstanding

Common Stock, Par Value $.01 Per Share                     2,836,138 shares


 Unless the context indicates otherwise, the terms "USDATA," "the Company,"
               "we," "our," and "us" refer to USDATA Corporation.

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                       Page
                                                                      Number
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Unaudited Condensed Consolidated Balance
                    Sheets as of March 31, 2002 and December 31,
                    2001                                                 3

                    Unaudited Condensed Consolidated Statements
                    of Operations and Comprehensive Loss for the
                    Three Months Ended March 31, 2002 and 2001           4

                    Unaudited Condensed Consolidated Statements
                    of Cash Flows for the Three Months Ended
                    March 31, 2002 and 2001                              5

                    Notes to Unaudited Condensed Consolidated
                    Financial Statements                                 6

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           9

         Item 3.    Quantitative and Qualitative Disclosures about
                    Market Risk                                         18

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                    18


         Signatures                                                     19

                       USDATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           MARCH 31,      DECEMBER 31,
                                                                             2002              2001
                                                                         ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $      1,666     $      1,844
  Accounts receivable, net of allowance for doubtful
    accounts of $122 and $279, respectively                                     1,943            2,573
  Other current assets                                                            635              557
                                                                         ------------     ------------
      Total current assets                                                      4,244            4,974
                                                                         ------------     ------------
Property and equipment, net                                                       899            1,212
Computer software development costs, net                                        6,148            6,443
Software held for resale, net                                                   1,255              426
Other assets                                                                       38               23
                                                                         ------------     ------------
      Total assets                                                       $     12,584     $     13,078
                                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $        563     $        694
  Deferred revenue                                                              1,225            1,248
  Accrued compensation and benefits                                               421              468
  Notes payable and current portion of long-term debt                           1,481            1,837
  Other accrued liabilities                                                     1,433            1,702
  Net liabilities of discontinued operation                                       313              339
                                                                         ------------     ------------
      Total current liabilities                                                 5,436            6,288
                                                                         ------------     ------------
Other noncurrent liabilities                                                    1,417               --
Long-term debt, less current portion                                              428              590
                                                                         ------------     ------------
      Total liabilities                                                         7,281            6,878
                                                                         ------------     ------------
Commitments and contingencies

Stockholders' equity:
  Series A cumulative convertible preferred stock, $.01 par value;
    liquidation preference $100 per share; 100,000 shares authorized;
    50,000 shares issued and outstanding in 2002 and 2001                       6,068            5,968
  Series B cumulative convertible preferred stock; $.01 par value;
    liquidation preference $100 per share; 800,000 shares authorized;
    265,000 shares issued and outstanding in 2002 and 2001                     29,792           29,262
  Series C-1 cumulative convertible preferred stock; $.01 par value;
    liquidation preference $80 per share; 125,000 shares authorized;
    53,750 shares issued and outstanding in 2002 and 2001                      10,496           10,442
  Common stock, $.01 par value, 40,000,000 shares authorized;
    3,264,872 shares issued in 2002 and 2001                                       33               33
  Additional paid-in capital                                                   11,977           12,815
  Accumulated deficit                                                         (44,687)         (43,795)
  Treasury stock at cost, 428,734 shares in 2002 and 438,247
    shares in 2001                                                             (7,356)          (7,522)
  Accumulated other comprehensive loss                                         (1,020)          (1,003)
                                                                         ------------     ------------
      Total stockholders' equity                                                5,303            6,200
                                                                         ------------     ------------
      Total liabilities and stockholders' equity                         $     12,584     $     13,078
                                                                         ============     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                                 -------------------
                                                  2002        2001
                                                 -------     -------
Revenues:
   Product license                               $ 2,146     $ 2,982
   Services                                          456         486
                                                 -------     -------
Total revenues                                     2,602       3,468
                                                 -------     -------
Operating expenses:
   Selling and product materials                   1,993       2,284
   Product development                               379         490
   General and administrative                        741       1,172
   Restructuring and other charges                   356          --
                                                 -------     -------
Total operating expenses                           3,469       3,946
                                                 -------     -------
Loss from operations                                (867)       (478)
Interest expense                                     (32)        (61)
Other income, net                                      7          --
                                                 -------     -------
Net loss                                            (892)       (539)
                                                 -------     -------
Dividends on preferred stock, preferred stock
  warrant and beneficial conversion                 (684)     (8,130)
                                                 -------     -------
Net loss applicable to common stockholders       $(1,576)    $(8,669)
                                                 =======     =======

Net loss per common share:
   Basic and diluted                             $ (0.56)    $ (3.08)
                                                 =======     =======
Comprehensive loss:
   Net loss                                      $  (892)    $  (539)
   Foreign currency translation adjustment           (17)        (13)
                                                 -------     -------
Comprehensive loss                               $  (909)    $  (552)
                                                 =======     =======
Weighted average shares outstanding:
   Basic and diluted                               2,836       2,814
                                                 =======     =======

See accompanying notes to unaudited condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      -------------------
                                                                        2002       2001
                                                                      -------     -------
Cash flows from operating activities:
Net loss                                                              $  (892)    $  (539)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Furniture and equipment transfer in lease negotiation                 135          --
    Depreciation and amortization                                         805         898
    Changes in operating assets and liabilities:
        Accounts receivable, net                                          630       1,299
        Other assets, net                                                 (92)         78
        Accounts payable and other accrued liabilities                    100        (937)
        Accrued compensation and benefits                                 (47)       (370)
        Deferred revenue                                                  (23)         18
                                                                      -------     -------
        Net cash provided by continuing operations                        616         447
        Net cash used in discontinued operations                          (26)     (1,168)
                                                                      -------     -------
        Net cash provided by (used in) operating activities               590        (721)
                                                                      -------     -------
Cash flows from investing activities:
    Capital expenditures                                                  (11)        (60)
    Capitalized software development costs                               (251)       (151)
    Refund of leasehold improvement costs                                  --         209
                                                                      -------     -------
        Net cash used in investing activities                            (262)         (2)
                                                                      -------     -------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                 11          33
    Proceeds from issuance of preferred stock, net                         --       1,434
    Borrowing under revolving line of credit                               --         842
    Other borrowings                                                      138         114
    Payments on long-term debt                                           (655)     (1,008)
                                                                      -------     -------
        Net cash provided by (used in) financing activities              (506)      1,415
                                                                      -------     -------
Net increase (decrease) in cash and cash equivalents                     (178)        692
Cash and cash equivalents, beginning of period                          1,844         673
                                                                      -------     -------
Cash and cash equivalents, end of period                              $ 1,666     $ 1,365
                                                                      =======     =======

Non-cash operating, investing and financing activity:
    Conversion of accrued liabilities to long-term
      notes payable                                                   $    --     $   232
    Accrued liability incurred to acquire software held for resale    $   900     $    --
    Furniture and equipment transfer in lease negotiation             $   135     $    --
                                                                      =======     =======

See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of USDATA and our subsidiaries for the three-month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles in the United States of America. Significant accounting policies followed by USDATA were disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of our management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial position at March 31, 2002 and the consolidated results of our operations and comprehensive loss, and cash flows for the periods ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.       NET LOSS PER SHARE OF COMMON STOCK

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

         Options to purchase 445,180 and 261,456 shares of common stock for 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as their impact would be antidilutive. In addition, warrants to purchase 1.7 million shares of common stock and 2.3 million shares of common stock that may be received by the holders of our convertible preferred stock were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

3.       SOFTWARE HELD FOR RESALE

         We entered into a source code license agreement with the developer of the client graphics used within our FactoryLink(R) software product on March 20, 2002 (the "Effective Date"). We have a nonexclusive right to reproduce, modify and incorporate the licensed software into other computer software. In addition, the licensed software shall be marketed, distributed and sublicensed under one or more of our and/or third party's trademarks, trade names or service marks. The purchase price of the licensed software was $900,000 payable over three years as follows: (a) $200,000 within 10 business days of the Effective Date;
(b) $200,000 six months after the Effective Date; (c) $250,000 on March 20, 2003; and (d) $250,000 on March 20, 2004. We capitalized the original purchase price of $900,000 of the licensed software as software held for resale. $650,000 is included in other current liabilities with the balance of $250,000 included in other non-current liabilities.

4.       SERIES C-1 PREFERRED STOCK PURCHASE AGREEMENT AMENDMENT

         On March 30, 2001, we entered into a Series C Preferred Stock Purchase Agreement with SCP Private Equity Partners II, L.P. ("SCP") whereby we issued through a private placement 37,500 shares of our Series C-1 Convertible Preferred Stock ("Series C-1 Preferred) and a warrant to purchase up to 75,000 shares of Series C-2 Convertible Preferred Stock ("Series C-2 Preferred") to SCP for $1.5 million. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at $40 per share or $1.5 million. SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") each hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of our discontinued operation eMake Corporation's ("eMake") Series A-1 and A-2 Preferred Stock, which are convertible into a total of 265,000 shares of our Series B Convertible Preferred Stock. As an additional condition to this equity

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

financing, SCP and Safeguard 2000 agreed not to convert to our Series B Convertible Preferred Stock upon exercise of their eMake warrants to acquire Series A-1 and A-2 Preferred Stock, respectively.

         On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock exercise period from December 31, 2001 to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock, or 10,625 shares. All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of our Board of Directors on March 8, 2002. As of March 31, 2002, we have not exercised our right to sell any shares of the Option Stock to SCP and have $850,000 available under this equity arrangement.

5.       OFFICE LEASE AGREEMENT AMENDMENT

         We are party to an Office Lease Agreement, as amended (the "Lease"), under which we are the tenant of approximately 79,382 rentable square feet. On March 19, 2002, we entered into a Fourth Amendment to the Lease (the "Fourth Amendment") with Crescent Real Estate Funding VIII, L.P. (the "Landlord") to reduce our lease payment commitment obligations and our unused lease premises. Pursuant to the Fourth Amendment, the Landlord reacquired approximately 44,400 rentable square feet, reducing our headquarters' space to 34,982 rentable square feet ("Existing Premises"). We sublease approximately 14,802 square feet of the Existing Premises. The Fourth Amendment extended the lease term four months to December 31, 2010, and increased the base rental rate per square foot on the Existing Premises by $1.00 each year beginning in 2003 and ending in 2005. In year 2006, the base rental rate per square foot increases by $1.75 from year 2005 and remains constant through year 2010. In addition, we owed $444,000 at March 31, 2002 to the Landlord representing rents due on the excess leased space for five months. The Landlord agreed to waive any claim to such amount owed contingent upon timely payment of all rent required to be paid on the Existing Premises. The $444,000 will be reduced by $51,000 per year over the remaining term of the lease. We also transferred to the Landlord our right, title and interest on excess office furniture, with a carrying value of approximately $135,000 on March 31, 2002. In connection with the Fourth Amendment, we issued a Warrant, dated March 19, 2002, to the Landlord for the purchase of up to 243,902 shares of our common stock at an exercise price per share of $2.05, the closing market price on the date of the Warrant. The Warrant is exercisable by the Landlord, in whole or in part, at any time commencing on March 19, 2002 and ending on March 18, 2007. In addition, under the Fourth Amendment, we released certain rights, such as our right to terminate the Lease in 2005, certain preferential rights to lease additional space and the right to extend the lease. The Fourth Amendment provides a cash savings to us of approximately $1.0 million in lease costs during 2002.

         We will compute rent expense to be recognized under the amended arrangement considering the increasing rent over the rent term and all amounts previously accrued for rent expense, including approximately $1.1 million recorded in the third quarter of 2001 for unoccupied lease space, $135,000 for the excess office furniture transferred to the Landlord and $383,000 for the value of the Warrant issued on March 19, 2002. The $1.1 million accrual will be accounted for as a lease incentive and amortized over the remaining lease term as an offset to rent expense and the carrying value of the excess office furniture will be amortized as an increase to rent expense.

6.       REVOLVING CREDIT FACILITY

         We maintain a revolving credit facility with JPMorgan Chase Bank to provide us with working capital assistance relating to timing of our cash flow. At March 31, 2002, we were not in compliance with two debt covenants under our revolving credit facility: (1) the tangible net worth covenant and (2) earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant. Subsequently, on April 15, 2002, we received a waiver from the lending bank for these covenants and increased the tangible net worth covenant going forward, primarily to take into account the restructuring charge recorded in the first quarter of 2002. In addition, as of April 15, 2002, the interest rate increased by 75 basis points to prime plus 2.25% per annum. At March 31, 2002 and December 31, 2001, $812,000 and $1.1 million, respectively, was

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


drawn on the credit facility and is included in current liabilities. Based on the qualifying borrowing base arrangement under the credit facility, total remaining availability at April 26, 2002 was $418,000.

7.       SEVERANCE AND OTHER RESTRUCTURING ACCRUALS

         The following table summarizes by category the accrued liability balances at March 31, 2002 related to our 2000 restructuring plans.

                                                                                 Reverse
                                                     Amount                   accrued lease   2002       Amount
                                                   Accrued at  Restructuring    costs over    Cash     Accrued at
(in thousands)                                      12/31/01      charge        lease term   Payments   3/31/02
--------------                                     ----------  -------------  -------------  --------  ----------
Employee-related costs                              $    59       $    --        $    --     $    (5)    $    54
Lease costs associated with vacated office space      1,114            --            (23)         --       1,091
Other related costs                                      17           356                        (17)        356
                                                    -------       -------        -------     -------     -------
                                                    $ 1,190       $   356        $   (23)    $   (22)    $ 1,501
                                                    =======       =======        =======     =======     =======

         In the third quarter of 2001, we accrued $1.1 million in restructuring charges representing an additional year of lease costs associated with the vacated office space resulting from our 2000 restructuring plans. On March 19, 2002, we entered into a Fourth Amendment to the Lease, described in Note 5, whereby the Landlord removed this excess office space under the facility lease. The $1.114 million balance at December 31, 2001 will be accounted for as a lease incentive and amortized off over the remaining lease term as an offset to rent expense. In connection with the Fourth Amendment, we recorded $356,000 in restructuring charges for the consultant who assisted us in the negotiations. One-third of the consulting fee was paid in April 2002 and the remaining two-thirds is payable monthly through September 2005.

         The employee related costs are included in accrued compensation and benefits and the current portion of lease costs associated with vacated office space of $144,000 and other related costs of $68,000 are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. The non-current portion of $1.2 million is included in other non-current liabilities.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         USDATA is a global provider of software and services that give enterprises the knowledge and control needed to perfect the products we produce and the processes we manage. Based upon a tradition of flexible service, innovation and integration, our software currently operates in more than 60 countries around the globe, including 17 of the top 25 manufacturers. Our software heritage is born out of manufacturing and process automation solutions and has grown to encompass the industry's product knowledge and control solutions. We continue to innovate solutions that will support the integration of enterprise production and automation information into the supply chain. We have six offices worldwide and a global network of distribution and support partners.

         Our software products are designed to enable manufacturers access to more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. Our solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate with customers' existing manufacturing and business software, as well as, help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. This combination of product breadth and ease of integration is intended to provide a total plant solution intended to improve manufacturing performance and give customers a competitive advantage.

         Revenues have been generated primarily from licenses of our FactoryLink(R) and Xfactory(R) software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 18% and 14% of revenues during the three months ended March 31, 2002 and 2001, respectively.

         FactoryLink(R) is a process knowledge and control solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink(R) is a horizontal application tool set used by systems integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution and water and waste water transport. It allows customers to collect and monitor data from disparate process control systems and acts as a hub for real-time information that may be used by various decision makers interested in the real-time status of the production process.

         Our latest releases of FactoryLink(R) include FactoryLink(R) 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market and FactoryLink(R)++. FactoryLink(R)++ is designed specifically to help new SCADA/HMI users to jump start application development, lower application maintenance and reduce project risk. FactoryLink(R)++ includes integrated modules, concepts, methods and tools designed to help end users, integrators, original equipment manufacturers and consultants achieve the maximum value out of the FactoryLink(R) software system.

         Xfactory(R) is a product knowledge and control solution designed to capture and communicate real-time manufacturing data from the shop floor to the people and systems who need it, when they need it. The information is intended to help customers make better-informed decisions and reduce manufacturing costs and lead times. Xfactory(R) is designed to track all aspects of discrete manufacturing production maintaining historically accurate records as well as real-time production information, defect tracking, complete product genealogy and integration into enterprise software systems. Xfactory(R) is intended to benefit manufacturing customers by reducing work in progress, lowering cost of errors, and lowering cost of compliance with government regulations, while limiting the amount of rework and increasing product revenue. The Xfactory(R) suite includes a process knowledge and control module based on our FactoryLink(R) product. In November 2001, we announced the worldwide release of our newest version of Xfactory(R). Xfactory (R) 2.0 is intended to enhance real-time visibility and decision-making, performance monitoring, analysis and reporting and data management.

         We focus our sales efforts through selected distributors capable of providing the level of support and expertise required in the industrial automation market. We currently have channel support locations in the United States and Europe. Our distributors have sales locations throughout North and South America, Europe, the Far East and the Middle East.

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and we may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers' needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, market acceptance and success for service offerings, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation, and related uncertainties on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "Business" in Part I, Item 1 of our Annual Report on Form 10-K for the period ended December 31, 2001 for a discussion of other important factors that could affect the validity of any such forward-looking statement. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, our statement of operations as a percentage of revenues.

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                ------------------
                                                2002         2001
                                                ----         ----
Revenues:
    Product license                               82%          86%
    Services                                      18%          14%
                                                ----         ----
Total revenues                                   100%         100%
                                                ----         ----
Operating expenses:
    Selling and product materials                 77%          66%
    Product development                           15%          14%
    General and administrative                    28%          34%
    Restructuring charge                          13%           0%
                                                ----         ----
Total operating expenses                         133%         114%
                                                ----         ----
Loss from operations                             (33)%        (14)%
Interest expense                                  (1)%         (2)%
Other income, net                                  0%           0%
                                                ----         ----
Net loss                                         (34)%        (16)%
                                                ----         ----
Dividends on preferred stock, preferred stock
  warrant and beneficial conversion              (26)%       (234)%
                                                ----         ----
Net loss applicable to common stockholders       (60)%       (250)%
                                                ====         ====

         Total revenues for the quarter ended March 31, 2002 were $2.6 million, a decrease of $866,000 when compared to $3.5 million in revenues for the same period in 2001. Product licensing revenue decreased $836,000 and revenue from services decreased $30,000. The decrease in product licensing revenue is primarily due to longer cycle times for sales to close when compared to the first quarter of 2001. Purchases of software licenses continue to be delayed or downsized. This is attributed to the continuing uncertain economic environment, which showed no evidence of a sustainable recovery in the industrial automation market. This continued economic uncertainty could affect buying decisions going forward making revenue and operating results more difficult to forecast.

         Selling and product materials expenses for the quarter ended March 31, 2002 were $2.0 million, a decrease of $291,000 when compared to $2.3 million for the same period in 2001. The decrease is a result of decreased sales, marketing and technical support services totaling $277,000 primarily attributed to decreases in travel, consulting services and personnel (2 employees in marketing and 1 in sales). In addition, capitalized software amortization decreased in the first quarter of 2002 when compared to 2001 due to software being fully amortized or written off after March 31, 2001. Selling and product materials expenses as a percentage of revenues increased to 77% for the quarter ended March 31, 2002 from 66% for the same period in 2001 due to the decrease in revenues.

         Product development expenses for the quarter ended March 31, 2002, net of amounts capitalized, were $379,000, a decrease of $111,000 when compared to $490,000 for the same period in 2001. Product development expenses consist primarily of labor costs. The decrease in 2002 is related to an increase in capitalized software development costs in engineering development activities related to the FactoryLink product line. We capitalized $251,000 of development costs in the quarter ended March 31, 2002 and $151,000 for the same period in 2001. Product development expenses as a percentage of revenues increased slightly to 15% for the quarter ended March 31, 2002 from 14% for the same period in 2001.

         General and administrative expenses for the quarter ended March 31, 2002 were $741,000, a decrease of $431,000 when compared to $1.172 million for the same period in 2001. The decrease in general and administrative expenses is due to the first quarter of 2001 including approximately $200,000 in consulting fees related to providing us with operational assistance in executing the cost cutting initiatives resulting from the 2000 restructuring plans in addition to further cost cutting and revenue generating initiatives to be implemented throughout 2001. Information technology expenses decreased by over $200,000 as a direct result of these cost cutting initiatives. General and administrative expenses as a percentage of revenues decreased to 28% for the quarter ended March 31, 2002 from 34% for the same period in 2001.

         On March 19, 2002, we entered into a Fourth Amendment to our Office Lease Agreement with Crescent Real Estate Funding VIII, L.P. (the "Landlord") which provides for, among other things, the Landlord removing approximately 44,400 square feet of rentable excess office space. In connection with the Fourth Amendment, we recorded $356,000 in a non-recurring restructuring charge for the consultant who assisted us in the negotiations.

         As a result of the factors discussed above, we recorded a loss from operations of $867,000 for the quarter ended March 31, 2002, compared to a loss from operations of $478,000 for the same period in 2001.

CRITICAL ACCOUNTING POLICIES

         In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our most critical accounting polices, namely our accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. The following is a brief discussion of the more critical accounting policies and methods that we use.

Significant Estimates and Assumptions

         Our management has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the determination of the recoverability of property and equipment, capitalized software development costs, software held for resale, and the valuation of deferred tax assets.

         In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country and industry conditions. For the period ended March 31, 2002, we did not experience any charges to bad debt expense, however, due to the general weakening of the economy during 2001 and into 2002, there can be no assurance that this trend will continue. Actual amounts could differ significantly from management's estimates.

         Management assesses the recoverability of property and equipment, capitalized software development costs and software held for resale by determining the estimated future cash flows related to such assets. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

Revenue Recognition

         We earn revenue primarily from license fees, maintenance fees and professional services sold through direct sales or through our channel partners. The license arrangements, do not provide for a right of return, and are primarily non-transferable and non-exclusive perpetual licenses. We offer two types of maintenance fees: one that provides the customer the right to telephone support and to receive error and bug fix releases and one that provides upgrade version releases of the product during the maintenance term.

         We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, and we generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of the four criteria above is defined as follows:

         Persuasive evidence of an arrangement exists. It is customary practice to have a written contract, which is signed by both the customer and us or, in situations where a contract is not required, a customer purchase order has been received.

         Delivery has occurred. Our software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the delivery of the electronic code or the shipment of the physical product based on standard contractual committed shipping terms, whereby risk of loss passes to the customer when shipment is picked up by the carrier. If undelivered products or services exist in an arrangement that is essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered as described above.

         The fee is fixed or determinable. Our customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access with the server. Additional license fees are due when the total number of subscribers using our products increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery in the United States and within 30 - 60 days from product delivery internationally.

         Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers with high credit ratings and solid payment practices. New customers are subjected to a credit review process, in which we evaluate the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon our credit review process, revenue is recognized as cash payments are received.

         We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and support services and professional service components of our license arrangements. We sell our professional services separately, and have established VSOE on this basis. VSOE for maintenance and support services is based on the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized on delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over the respective term.

         Professional services generally are not essential to the functionality of the software. Our software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of our technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are typically billed separately and independently from professional services, which are generally billed either on a time-and-materials or a milestone-achieved basis. We generally recognize revenue from professional services as the services are performed.

Capitalized Software Development

         Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. We establish technological feasibility when we have completed all planning, designing, coding and testing activities necessary to determine that the final product meets its design specifications, specifically when we have completed a detail program design and are ready to begin coding. Annual amortization, which is charged to selling and product materials, is the greater of (i) the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (ii) the straight-line method over the remaining estimated economic life of the product. We amortize capitalized software development and purchased software costs using the straight-line method over the remaining estimated economic life of the product, generally three years.

LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities provided $590,000 of cash during the first quarter ended March 31, 2002, compared to using $721,000 for the same period in 2001. Contributing to cash provided by operations during the first quarter of 2002 was a $630,000 decrease in accounts receivable and a $100,000 increase in accounts payable, partially offset by a decrease in other assets and net cash used in discontinued operations. Contributing to cash used in operations during the first quarter of 2001 was a $370,000 decrease in accrued compensation and benefits, primarily due to severance payments related to the 2000 restructuring plans, a $937,000 decrease in accounts payable, a net loss of $539,000 and $1.2 million in net cash used in discontinued operations. This was partially offset by net collections on accounts receivable of $1.3 million and 898,000 for depreciation and amortization.

         Net cash used in investing activities was $262,000 for the quarter ended March 31, 2002, compared to using $2,000 for the same period in 2001. The increase in cash used in investing activities is partially due to a $100,000 increase in capitalized software development cost from $151,000 for the first quarter ended 2001 to $251,000 for the same period in 2002. In addition, we received a $209,000 leasehold improvement refund in the first quarter of 2001. Offsetting the increase in cash used in investing activities was a $49,000 decrease in capital expenditures from $60,000 for the first quarter ended 2001 to $11,000 for the same period in 2002.

         Net cash used in financing activities was $506,000 for the quarter ended March 31, 2002, compared to net cash provided by financing activities of $1.4 million for the same period in 2001. During 2002, we paid down $655,000 on our debt obligations, of which $333,000 related to our revolving line of credit, partially offset by other borrowings of $138,000. Contributing to cash provided by financing activities during the first quarter of 2001 was $1.4 million in net proceeds related to issuing 37,500 shares of our Series C-1 Convertible Preferred Stock and borrowing $842,000 from our revolving line of credit, offset by $1.0 million in payments on our debt obligations.

         Our working capital requirements have been funded through internally generated funds, the $3.0 million revolving line of credit and various equity and debt financings from SCP and Safeguard Scientifics, Inc. We currently anticipate that our ongoing working capital requirements will continue to be funded through internally generated funds, our revolving credit facility and $850,000 available under the equity financing arrangement with SCP discussed below. We believe such source of funds will be sufficient to satisfy our operating and debt service cash needs for the foreseeable future. However, based on the conditional financing arrangements, there can be no assurance that we will be able to obtain any additional debt funding on terms acceptable to us, if at all. If necessary, we will delay certain operations and capital expenditures until adequate financing is obtained. In the event we are unable to secure sufficient debt or equity financing and our cash flows from operations are not sufficient to meet future cash requirements, our operations would be materially adversely affected.

Equity Financings

         On March 30, 2001, we entered into a Series C Preferred Stock Purchase Agreement with SCP whereby we issued through a private placement 37,500 shares of our Series C-1 Preferred and a warrant to purchase up to 75,000 shares of Series C-2 Preferred to SCP for $1.5 million. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at $40 per share or $1.5 million. SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Series A-1 and A-2 Preferred Stock, which are convertible into a total of 265,000 shares of our Series B Convertible Preferred Stock. As an additional condition to this equity financing, SCP and Safeguard 2000 agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred Stock, respectively.

         On July 20, 2001, we exercised our right to sell 16,250 shares of the Option Stock to SCP. We received $635,596 in cash, net of transaction costs, in exchange for the shares. As of March 31, 2002, 53,750 shares of Series C-1 Preferred are issued and outstanding, and we have received $2.1 million, net of transaction costs, in total proceeds.

         On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock exercise period from December 31, 2001 to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock, or 10,625 shares. All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of our Board of Directors on March 8, 2002. As of March 31, 2002, we have not exercised our right to sell any shares of the remaining Option Stock and have $850,000 available under this equity arrangement.

         As of March 31, 2002, we have issued 50,000 shares of our Series A Convertible Preferred Stock ("Series A Preferred") with a liquidation preference of $100 per share, plus cumulative dividends; 265,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred") with a liquidation preference of $100 per share, plus cumulative dividends; 53,750 shares of our Series C-1 Preferred with a liquidation preference of $80 per share, plus cumulative dividends; and a warrant for the purchase of 75,000 shares of our Series C-2 Preferred (and collectively, with the Series C-1 Preferred, the "Series C Preferred") with a liquidation preference of $120 per share, plus cumulative dividends.

         The Series C Preferred ranks senior to all other classes and series of our capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up, and the Series B Preferred ranks senior to the holders of the Series A Preferred with respect to dividend rights, rights on liquidation, dissolution and winding up. In the event of any liquidation, merger, acquisition, dissolution or winding up of USDATA, whether voluntary or involuntary, the preferred stockholders shall be entitled to preferential distribution of up to approximately $50.0 million in value, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock. For example on an as-converted basis, the holders of Series C Convertible Preferred Stock would be entitled to up to $15.0 million in value prior to any distribution to common stockholders, the holders of Series B Convertible Preferred Stock would be entitled to up to $29.0 million in value prior to any distribution to common stockholders, and the holders of Series A Convertible Preferred Stock would be entitled to up to $6.0 million in value prior to any distribution to common stockholders.

Debt Financings

         On January 15, 2002, we successfully renewed our revolving credit facility ("Credit Facility") with JPMorgan Chase. The Credit Facility provides for $3.0 million in revolving credit availability through January 31, 2003 and bears interest at prime rate plus 1.5%, or 6.25% at March 31, 2002. The Credit Facility has a commitment fee of 1.5% per annum on the total commitment of up to $3.0 million, is collateralized by certain of our foreign accounts receivable and is guaranteed by Export-Import Bank of the United States for 90% of principal and interest. Availability under the credit facility is subject to a borrowing base calculation, which varies each month depending on billings and cash collections. In addition, we must be in compliance with certain debt covenants.

         At March 31, 2002, we were not in compliance with two debt covenants under our Credit Facility: (1) the tangible net worth covenant and (2) earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant. Subsequently, on April 15, 2002, we received a waiver from JPMorgan Chase for these covenants and increased the tangible net worth covenant going forward, primarily to take into account the restructuring charge recorded in the period ended March 31, 2002. In addition, as of April 15, 2002, the interest rate increased to prime plus 2.25% per annum. At March 31, 2002, $812,000 was drawn on the Credit Facility and is included in current liabilities. Based on the qualifying borrowing base arrangement under the credit facility, total remaining availability at April 26, 2002 was $418,000.

         The following table summarizes our contractual obligations related to debt, capital leases and operating leases at March 31, 2002:

                                              Commitment Per Period
                                 -------------------------------------------------
(in thousands)                   Total      2002      2003      2004    Thereafter
--------------                   ------    ------    ------    ------   ----------
Revolving line of credit         $  812    $  812    $   --    $   --     $   --
Long-term debt and other debt       881       529       281        71         --
Capital leases                      216        40        66        66         44
Operating leases                  7,393       599       792       798      5,204
                                 ------    ------    ------    ------     ------
                                 $9,302    $1,980    $1,139    $  935     $5,248
                                 ======    ======    ======    ======     ======


International Operations

         Our international revenues represented approximately 67% of our total revenue during 2001. Revenues from international operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets we can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks and other factors beyond our control in any nation where we conduct business could have a material adverse effect on our operations.

NASDAQ COMPLIANCE NOTICES

         On February 14, 2002, we received a letter from Nasdaq notifying us that over the previous 30 consecutive trading days, our common stock had not maintained a minimum market value of publicly held shares ("MVPHS") of $5.0 million as required for continued listing on The Nasdaq National Market under Marketplace Rule 4450(a)(2) (the "Rule"). In accordance with Nasdaq Marketplace Rule 4450(e)(1), we will be provided 90 calendar days, or until May 15, 2002, to regain compliance. If, at any time before May 15, 2002, the MVPHS of our common stock is $5.0 million or greater for a minimum of 10 consecutive trading days, we will have achieved compliance with the Rule. There can be no assurance that we will be able to achieve compliance with the Rule. If we are unable to regain compliance with the Rule by May 15, 2002, we can either appeal Nasdaq's decision to a Nasdaq Listing Qualifications Panel or submit an application to transfer to the Nasdaq SmallCap Market.

         As of May 8, 2002, we had not regained compliance with the Rule and applied to transfer our securities to the Nasdaq SmallCap Market. The initiation of the delisting proceedings will be stayed pending Nasdaq's review of our application. There can be no assurance that Nasdaq will approve our application for listing on the Nasdaq SmallCap Market.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and we have adopted the provisions, as required, in fiscal year 2002. Adoption of SFAS No. 141 and No. 142 did not have a material impact on our consolidated results of operations or financial position.

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. We do not expect the adoption of this statement to have a material effect on our consolidated results of operations or financial position.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 became effective for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material effect on our consolidated results of operations or financial position.

USDATA CORPORATION AND SUBSIDIARIES


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk associated with changes in interest rates relates to our variable rate bank note payable of $121,000 and our revolving line of credit of $812,000. Interest rate risk is estimated as the potential impact on our results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on our results of operations and financial position.

         A significant portion of our revenues is derived from foreign operations (67% at December 31, 2001). We primarily invoice and collect in U.S. dollars. Risk resulting from foreign currency exposure is therefore minimal.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits (filed as part of this report).

                  None.

         (b)      Reports on Form 8-K

         On March 14, 2002, we filed a current report on Form 8-K to announce that we had received a letter from The Nasdaq Stock Market, Inc. notifying us that over the 30 previous consecutive trading days, our common stock has not maintained a minimum market value of publicly held shares of $5.0 million as required for continued listing on the Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    USDATA CORPORATION


Date:  May 15, 2002                 /s/ Robert A. Merry
                                    --------------------------------------------
                                    Robert A. Merry
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)


Date:  May 15, 2002                 /s/ Jennifer P. Dooley
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)