Form 10-Q
period 2002-06-30
USDATA CORP
filed 2002-08-09
CIK 943895

Use these links to rapidly review the document
USDATA CORPORATION AND SUBSIDIARIES FORM 10-Q QUARTER ENDED JUNE 30, 2002 TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25936

USDATA Corporation
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	75-2405152 (I.R.S. Employer Identification No.)

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

Yes     X                            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2002

Class	Number of Shares Outstanding
Common Stock, Par Value $.01 Per Share	2,868,580 shares

Unless the context indicates otherwise, the terms "USDATA," "the Company," "we," "our," and "us"
refer to USDATA Corporation.

USDATA CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

USDATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,075	$1,844
Accounts receivable, net of allowance for doubtful accounts of $111 and $279, respectively	2,211	2,573
Other current assets	573	557

Total current assets	3,859	4,974

Property and equipment, net	757	1,212
Computer software development costs, net	5,807	6,443
Software held for resale, net	1,119	426
Other assets	30	23

Total assets	$11,572	$13,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$584	$694
Deferred revenue	1,102	1,248
Accrued compensation and benefits	460	468
Notes payable and current portion of long-term debt	1,382	1,837
Other accrued liabilities	1,194	1,702
Net liabilities of discontinued operation	302	339

Total current liabilities	5,024	6,288

Other noncurrent liabilities	1,368	—
Long-term debt, less current portion	355	590

Total liabilities	6,747	6,878

Commitments and contingencies
Stockholders' equity:
Series A cumulative convertible preferred stock, $.01 par value; liquidation preference $100 per share; 100,000 shares authorized; 50,000 shares issued and outstanding in 2002 and 2001	6,168	5,968
Series B cumulative convertible preferred stock; $.01 par value; liquidation preference $100 per share; 800,000 shares authorized; 265,000 shares issued and outstanding in 2002 and 2001	30,322	29,262
Series C-1 cumulative convertible preferred stock; $.01 par value; liquidation preference $80 per share; 125,000 shares authorized; 53,750 shares issued and outstanding in 2002 and 2001	10,550	10,442
Common stock, $.01 par value, 40,000,000 shares authorized; 3,264,872 shares issued in 2002 and 2001	33	33
Additional paid-in capital	11,304	12,815
Accumulated deficit	(45,150)	(43,795)
Treasury stock at cost, 428,734 shares in 2002 and 438,247 shares in 2001	(7,356)	(7,522)
Accumulated other comprehensive loss	(1,046)	(1,003)

Total stockholders' equity	4,825	6,200

Total liabilities and stockholders' equity	$11,572	$13,078

See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product license	$2,292	$3,317	$4,438	$6,299
Services	417	526	873	1,012

Total revenues	2,709	3,843	5,311	7,311

Operating expenses:
Selling and product materials	1,951	2,474	3,944	4,758
Product development	402	463	781	953
General and administrative	791	838	1,532	2,010
Restructuring and other charges	—	7	356	7

Total operating expenses	3,144	3,782	6,613	7,728

Income (loss) from operations	(435)	61	(1,302)	(417)
Interest expense	(33)	(30)	(65)	(91)
Other income, net	5	—	12	—

Net income (loss)	(463)	31	(1,355)	(508)

Dividends on preferred stock, preferred stock warrant and beneficial conversion	(684)	(668)	(1,368)	(8,798)

Net loss applicable to common stockholders	$(1,147)	$(637)	$(2,723)	$(9,306)

Net loss per common share:
Basic and diluted	$(0.40)	$(0.23)	$(0.96)	$(3.31)

Comprehensive income (loss):
Net income (loss)	$(463)	$31	$(1,355)	$(508)
Foreign currency translation adjustment	(26)	(5)	(43)	(18)

Comprehensive income (loss)	$(489)	$26	$(1,398)	$(526)

Weighted average shares outstanding:
Basic and diluted	2,836	2,815	2,836	2,814

See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,355)	$(508)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Furniture and equipment transfer in lease negotiation	135	—
Depreciation and amortization	1,654	1,822
Non-cash stock expense	11	87
Changes in operating assets and liabilities:
Accounts receivable, net	362	1,011
Other assets, net	(17)	42
Accounts payable and other accrued liabilities	7	(1,629)
Accrued compensation and benefits	(8)	(407)
Deferred revenue	(146)	(75)

Net cash provided by continuing operations	643	343
Net cash used in discontinued operations	(37)	(1,700)

Net cash provided by (used in) operating activities	606	(1,357)

Cash flows from investing activities:
Capital expenditures	(239)	(60)
Capitalized software development costs	(457)	(653)
Refund of leasehold improvement costs	—	209

Net cash used in investing activities	(696)	(504)

Cash flows from financing activities:
Proceeds from issuance of common stock	11	33
Proceeds from issuance of preferred stock, net	—	1,416
Borrowing under revolving line of credit	400	1,392
Other borrowings	138	431
Payments on long-term debt	(1,228)	(1,214)

Net cash provided by (used in) financing activities	(679)	2,058

Net increase (decrease) in cash and cash equivalents	(769)	197
Cash and cash equivalents, beginning of period	1,844	673

Cash and cash equivalents, end of period	$1,075	$870

Non-cash operating, investing and financing activity:
Conversion of accrued liabilities to long-term notes payable	$—	$232
Accrued liability related to software held for resale	$700	$—
Furniture and equipment transfer in lease negotiation	$135	$—

See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited consolidated financial statements of USDATA and our subsidiaries for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by USDATA were disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of our management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial position at June 30, 2002 and the consolidated results of our operations and comprehensive income (loss), and cash flows for the three and six month periods ended June 30, 2002 and 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        Options to purchase 448,240 and 252,166 shares of common stock for 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as their impact would be antidilutive. The computation of diluted earnings per share of common stock also excludes common shares that would be issued upon conversion of outstanding shares of Series A, B and C-1 Preferred Stock convertible into an aggregate of 2.4 million shares of common stock. In addition, warrants to purchase 1.7 million shares and 1.5 million shares of common stock for 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

3. SOFTWARE HELD FOR RESALE

        We entered into a source code license agreement with the developer of the client graphics used within our FactoryLink® software product on March 20, 2002 (the "Effective Date"). We have a nonexclusive right to reproduce, modify and incorporate the licensed software into other computer software. In addition, the licensed software shall be marketed, distributed and sublicensed under one or more of our and/or third party's trademarks, trade names or service marks. The purchase price of the licensed software was $900,000 payable over three years as follows: (a) $200,000 within 10 business days of the Effective Date; (b) $200,000 six months after the Effective Date; (c) $250,000 on March 20, 2003; and (d) $250,000 on March 20, 2004. We capitalized the original purchase price of $900,000 of the licensed software as software held for resale. As of June 30, 2002, $450,000 of the remaining amounts due is included in other accrued liabilities with the balance of $250,000 included in other non-current liabilities.

4. SERIES C-1 PREFERRED STOCK PURCHASE AGREEMENT AMENDMENT

        On March 30, 2001, we entered into a Series C Preferred Stock Purchase Agreement with SCP Private Equity Partners II, L.P. ("SCP") whereby we issued through a private placement 37,500 shares of our Series C-1 Convertible Preferred Stock ("Series C-1 Preferred) and a warrant to purchase up to 75,000 shares of Series C-2 Convertible Preferred Stock ("Series C-2 Preferred") to SCP for $1.5 million. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at $40 per share ($1.5 million) contingent upon USDATA meeting specified monthly target provisions. At December 31, 2001, when the original exercise period expired, we had 21,250 shares remaining under the equity line.

        On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock exercise period to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock, a total of 10,625 shares. All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of our Board of Directors on March 8, 2002. As of June 30, 2002, we had not exercised our right to sell any shares of the Option Stock to SCP and have $850,000 available for use under this equity arrangement.

5. OFFICE LEASE AGREEMENT AMENDMENT

        We are party to an Office Lease Agreement, as amended (the "Lease"), under which we are the tenant of approximately 79,382 rentable square feet. On March 19, 2002, we entered into a Fourth Amendment to the Lease (the "Fourth Amendment") with Crescent Real Estate Funding VIII, L.P. (the "Landlord") to reduce our lease payment commitment obligations and our excess leased office space. Pursuant to the Fourth Amendment, the Landlord reacquired approximately 44,400 rentable square feet, reducing our headquarters' space to 34,982 rentable square feet ("Existing Premises"). We sublease approximately 14,802 square feet of the Existing Premises. The Fourth Amendment extended the lease term four months to December 31, 2010, and increased the base rental rate per square foot on the Existing Premises by $1.00 each year beginning in 2003 and ending in 2005. In year 2006, the base rental rate per square foot increases by $1.75 from year 2005 and remains constant through year 2010. In addition, we owed $444,000 at March 31, 2002 to the Landlord representing rents due on the excess leased space for five months. The Landlord agreed to waive any claim to such amount owed contingent upon timely payment of all rent to be paid on the Existing Premises. The $444,000 will be reduced by $51,000 per year over the remaining term of the lease. We also transferred to the Landlord our right, title and interest in excess office furniture, with a carrying value of approximately $135,000. In connection with the Fourth Amendment, we issued a Warrant, dated March 19, 2002, to the Landlord for the purchase of up to 243,902 shares of our common stock at an exercise price per share of $2.05, the closing market price on the date of the Warrant. The Warrant is exercisable by the Landlord, in whole or in part, at any time commencing on March 19, 2002 and ending on March 18, 2007. In addition, under the Fourth Amendment, we released certain rights, such as our right to terminate the Lease in 2005, certain preferential rights to lease additional space and the right to extend the Lease. By implementing the provisions of the Fourth Amendment, we realized a cash savings of approximately $1.0 million in lease costs during 2002.

        We will compute rent expense to be recognized under the Lease, as amended, considering the increasing rent over the rent term and all amounts previously accrued for as rent expense, including approximately $1.1 million recorded in the third quarter of 2001 for unoccupied excess lease space,

$135,000 for the excess office furniture transferred to the Landlord and $383,000 for the value of the Warrant issued on March 19, 2002. The remaining accrual will be amortized over the remaining lease term as an offset to rent expense, and the carrying value of the excess office furniture and value of the Warrant will be amortized as an increase to rent expense.

6. REVOLVING CREDIT FACILITY

        We maintain a revolving credit facility with JPMorgan Chase Bank to provide us with working capital assistance relating to timing of our cash flow. We were not in compliance with the tangible net worth debt covenant for the months ended March 31, April 30, and May 31, 2002. In addition, we did not comply with the earnings before interest, taxes, depreciation and amortization ("EBITDA") debt covenant for the quarter ended March 31, 2002. On April 15, 2002 and July 12, 2002, we received two separate waivers from the lending bank waiving these defaults under the credit facility. In connection with the waiver received on April 15, 2002, the interest rate under the credit facility increased by 75 basis points to the prime rate plus 2.25% per annum. On July 12, 2002, the lending bank amended both debt covenants going forward beginning in June 2002 to be consistent with our most recent business plan. As a result, we complied with both debt covenants as of June 30, 2002. At June 30, 2002 and December 31, 2001, $770,000 and $1.1 million, respectively, were drawn on the credit facility and are included in current liabilities. Based on the qualifying borrowing base arrangement under the credit facility, total remaining availability at July 9, 2002 was $565,369.

7. SEVERANCE AND OTHER RESTRUCTURING ACCRUALS

        The following table summarizes by category the accrued liability balances at June 30, 2002 related to our 2000 restructuring plans.

	Amount Accrued at 12/31/01	Restructuring and other charges	2002 Cash Payments	Amount Accrued at 6/30/02
(in thousands)
Employee-related costs	$59	$—	$(5)	$54
Lease and other costs associated with vacated office space	1,114	356	(182)	1,288
Other related costs	17	—	(17)	—

	$1,190	$356	$(204)	$1,342

        In the third quarter of 2001, we accrued $1.114 million in restructuring charges representing an additional year of lease costs associated with the vacated office space resulting from our 2000 restructuring plans. On March 19, 2002, we entered into a Fourth Amendment to the Lease, described in Note 5, whereby the Landlord removed this excess office space under the facility lease. In connection with the Fourth Amendment, we recorded $356,000 in charges for the consultant who assisted us in the negotiations. One-third of the consulting fee was paid in April 2002 and the remaining two-thirds is payable monthly through September 2005.

        The employee related costs are included in accrued compensation and benefits and the current portion of lease and other costs associated with vacated office space of $161,000 are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. The remaining portion of the accruals is included in other non-current liabilities.

8. SUBSEQUENT EVENT

        On July 9, 2002, we acquired the rights to certain source code related to value added products that are currently bundled into our FactoryLink® software product for $560,000. Under the license agreement we were granted a worldwide, non-exclusive, perpetual, irrevocable, assignable and transferable license to use the source code, design documentation, user documentation, setups and related materials. The $560,000 is payable over four years in annual payments of $140,000 each. The first payment was made on July 9, 2002 upon receipt of the source code. Each additional payment is due on each of the first, second and third anniversary of the effective date, June 30, 2002. The yearly payments approximate what we would have otherwise had to pay in royalty expense.

USDATA CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        USDATA is a global provider of software and services that give enterprises the knowledge and control needed to perfect the products they produce and the processes they manage. Based upon a tradition of flexible service, innovation and integration, our software currently operates in more than 60 countries around the globe, including 17 of the top 25 manufacturers. Our software heritage has emerged from manufacturing and process automation solutions and has grown to encompass the industry's product knowledge and control solutions. We continue to innovate solutions that will support the integration of enterprise production and automation information into the supply chain. We have offices worldwide and a global network of distribution and support partners.

        Our software products are designed to enable manufacturers access to more accurate and timely information—whether they are on the plant floor, in the office, or around the globe. Our solutions span a wide range of manufacturing processes, from monitoring equipment to tracking product flow, and are designed to integrate with customers' existing manufacturing and business software, as well as help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. This combination of product breadth and ease of integration is intended to provide a total plant solution intended to improve manufacturing performance and give customers a competitive advantage.

        Revenues have been generated primarily from licenses of our FactoryLink® and Xfactory® software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 15% and 14% of revenues during the three months ended June 30, 2002 and 2001, respectively, and 16% and 14% during the six months ended June 30, 2002 and 2001, respectively.

        Revenues from our international customers continue to be significant and have been primarily from sales and services related to our FactoryLink® software products. International revenues are primarily derived from France, United Kingdom, Italy and Canada.

        FactoryLink® is a process knowledge and control solution used to develop custom supervisory control and data acquisition ("SCADA") and human machine interfaces ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink® is a horizontal application tool set used by systems integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution and water and waste water transport. It allows customers to collect and monitor data from disparate process control systems and acts as a hub for real-time information that may be used by various decision makers interested in the real-time status of the production process.

        Our latest releases of FactoryLink® include FactoryLink® 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market and FactoryLink®++. FactoryLink®++ is designed specifically to help new SCADA/HMI users to jump start application development, lower application maintenance and reduce project risk. FactoryLink®++ includes integrated modules, concepts, methods and tools designed to help end users, integrators, original equipment manufacturers and consultants achieve the maximum value out of the FactoryLink® software system.

        Xfactory® is a product knowledge and control solution designed to capture and communicate real-time manufacturing data from the shop floor to the people and systems who need it, when they need it. The information is intended to help customers make better-informed decisions and reduce manufacturing costs and lead times. Xfactory® is designed to track all aspects of discrete manufacturing production maintaining historically accurate records as well as real-time production information, defect tracking, complete product genealogy and integration into enterprise software systems. Xfactory® is intended to benefit manufacturing customers by reducing work in progress, lowering cost of errors, and lowering cost of compliance with government regulations, while limiting the amount of rework and increasing product revenue. The Xfactory® suite includes a process knowledge and control module based on our FactoryLink product. In November 2001, we announced the worldwide release of our newest version of Xfactory®. Xfactory® 2.0 is intended to enhance real-time visibility and decision-making, performance monitoring, analysis and reporting and data management.

        We recently implemented a plan to optimize our distribution strategy to increase market coverage by focusing our sales efforts through selected distributors, who provide the level of support and expertise needed in the industrial automation market, systems integrators, original equipment manufacturers and end customers. We have channel support locations in the United States and Europe and our distributors have sales locations throughout North and South America, Europe, the Far East and the Middle East.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product license	85%	86%	84%	86%
Services	15%	14%	16%	14%

Total revenues	100%	100%	100%	100%

Operating expenses:
Selling and product materials	72%	64%	74%	65%
Product development	15%	12%	15%	13%
General and administrative	29%	22%	29%	27%
Restructuring charge	0%	0%	7%	0%

Total operating expenses	116%	98%	125%	105%

Income (loss) from operations	-16%	2%	-25%	-5%
Interest expense	-1%	-1%	-1%	-1%
Other income, net	0%	0%	0%	0%

Net income (loss)	-17%	1%	-26%	-6%

Dividends on preferred stock, preferred stock warrant and beneficial conversion	-25%	-17%	-26%	-120%

Net loss applicable to common stockholders	-42%	-16%	-52%	-126%

Comparison of Three Months Ended June 30, 2002 and 2001

        Total revenues for the quarter ended June 30, 2002 were $2.7 million, a decrease of $1.1 million when compared to $3.8 million in revenues for the same period in 2001. Product licensing revenue decreased $1.0 million and revenue from services decreased $109,000. The decrease in product licensing revenue is primarily due to longer cycle times for sales to close when compared to the second quarter of 2001, resulting in 12% of open sales opportunities greater than $25,000 closing in the second quarter of 2002 versus 42% for the same period in 2001. In addition, the second quarter of 2001 included approximately $550,000 related to a software license sale to a single customer. Purchases of software licenses continue to be delayed which is attributed to the continuing uncertain economic environment. This continued economic uncertainty could affect buying decisions going forward making revenue and operating results more difficult to forecast.

        Selling and product materials expenses for the quarter ended June 30, 2002 were $2.0 million, a decrease of $523,000 when compared to $2.5 million for the same period in 2001. The decrease is a result of decreased sales, marketing and technical support services totaling $417,000 primarily attributed to decreases in travel, consulting services and personnel (2 employees in marketing and 1 in sales). In addition, variable cost of sales, which includes royalty expenses, decreased $93,000 primarily due to the decrease in revenue. Selling and product materials expenses as a percentage of revenues increased to 72% for the quarter ended June 30, 2002 from 64% for the same period in 2001 due to the decrease in revenues.

        Product development expenses for the quarter ended June 30, 2002, net of amounts capitalized, were $402,000, a decrease of $61,000 when compared to $463,000 for the same period in 2001. Product development expenses consist primarily of labor costs. The decrease in 2002 is due to lower engineering development activities related to the next major release of our FactoryLink product line. We capitalized $205,000 of development costs in the quarter ended June 30, 2002 and $501,000 for the same period in 2001. Product development expenses as a percentage of revenues increased to 15% for the quarter ended June 30, 2002 from 12% for the same period in 2001.

        General and administrative expenses for the quarter ended June 30, 2002 were $791,000, a decrease of $47,000 when compared to $838,000 for the same period in 2001. The decrease in general and administrative expenses is due to approximately $194,000 in the second quarter of 2001 in consulting fees related to operational assistance in executing cost cutting initiatives resulting from the 2000 restructuring plans in addition to further cost cutting initiatives to be implemented throughout 2001. Information technology, telecommunication and other expenses decreased $62,000, $50,000 and $73,000, respectively, as a direct result of these cost cutting initiatives. The $47,000 decrease is net of a settlement of amounts owed for consulting services incurred in 2000. Under the terms of the settlement arrangement, $332,000 of accrued consulting expenses was forgiven and the accrual was reversed in the second quarter of 2001. General and administrative expenses as a percentage of revenues increased to 29% for the quarter ended June 30, 2002 from 22% for the same period in 2001 due to the decrease in revenues.

        As a result of the factors discussed above, we recorded a loss from operations of $435,000 for the quarter ended June 30, 2002, compared to income from operations of $61,000 for the same period in 2001.

Comparison of Six Months Ended June 30, 2002 and 2001

        Total revenues for the six months ended June 30, 2002 were $5.3 million, a decrease of $2.0 million when compared to $7.3 million in revenues for the same period in 2001. Product licensing revenue decreased $1.9 million and revenue from services decreased $139,000. The decrease in product licensing revenue is primarily due to longer cycle times for sales to close when compared to the same period in 2001, resulting in an average of 8% of open sales opportunities greater than $25,000 closing in the first six months of 2002 versus 34% for the same period in 2001. In addition, the six months ended 2001 included approximately $550,000 related to a software license sale to a single customer. Purchases of software licenses continue to be delayed which is attributed to the continuing uncertain economic environment. This continued economic uncertainty could affect buying decisions going forward making revenue and operating results more difficult to forecast.

        Selling and product materials expenses for the six months ended June 30, 2002 were $3.9 million, a decrease of $814,000 when compared to $4.7 million for the same period in 2001. The decrease is a result of decreased sales, marketing and technical support services totaling $694,000 primarily attributed to decreases in travel, consulting services and personnel (2 employees in marketing and 1 in sales). In addition, capitalized software amortization decreased $90,000 due to software being fully amortized or written off after June 30, 2001. The remaining decrease is from lower variable cost of sales due to the decrease in revenue. Selling and product materials expenses as a percentage of revenues increased to 74% for the six months ended June 30, 2002 from 65% for the same period in 2001 due to the decrease in revenues.

        Product development expenses for the six months ended June 30, 2002, net of amounts capitalized, were $781,000, a decrease of $172,000 when compared to $953,000 for the same period in 2001. Product development expenses consist primarily of labor costs. The decrease in 2002 is due to lower engineering development activities related to the next major release of our FactoryLink® product line. We capitalized $456,000 of development costs in the six months ended June 30, 2002 and $652,000 for the same period in 2001. We intend to continue to invest in product development for both our software product lines to keep up with customer needs and technology. Product development expenses as a percentage of revenues increased to 15% for the six months ended June 30, 2002 from 13% for the same period in 2001.

        General and administrative expenses for the six months ended June 30, 2002 were $1.5 million, a decrease of $478,000 when compared to $2.0 million for the same period in 2001. The decrease in general and administrative expenses is due to 2001 including approximately $406,000 in consulting fees related to operational assistance in executing the cost cutting initiatives resulting from the 2000 restructuring plans in addition to further cost cutting initiatives to be implemented throughout 2001. Information technology, telecommunication and other expenses decreased $319,000, $64,000 and $21,000, respectively, as a direct result of these cost cutting initiatives. The $478,000 decrease is net of a settlement of amounts owed for consulting services incurred in 2000. Under the terms of the settlement arrangement, $332,000 of accrued consulting expenses was forgiven and the accrual was reversed in the second quarter of 2001. General and administrative expenses as a percentage of revenues increased to 29% for the six months ended June 30, 2002 from 27% for the same period in 2001 primarily due to the decrease in revenues.

        On March 19, 2002, we entered into a Fourth Amendment to our Office Lease Agreement with Crescent Real Estate Funding VIII, L.P. (the "Landlord") which provides for, among other things, the Landlord removing approximately 44,400 square feet of rentable excess office space. In connection with the Fourth Amendment, we recorded a $356,000 restructuring charge for the consultant who assisted us in the negotiations.

        As a result of the factors discussed above, we recorded a loss from operations of $1.3 million for the six months ended June 30, 2002, compared to a loss from operations of $417,000 for the same period in 2001.

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

Significant Estimates and Assumptions

        Our management has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the determination of the recoverability of property and equipment, capitalized software development costs, software held for resale, and the valuation of deferred tax assets.

        In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country and industry conditions. For the period ended June 30, 2002, we did not experience any charges to bad debt expense, however, due to the general weakening of the economy, there can be no assurance that this trend will continue. Actual amounts could differ significantly from management's estimates. The allowance for doubtful accounts at June 30, 2002 was $111,000 or approximately 5% of total accounts receivable.

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

Liquidity and Capital Resources

        Our operating activities provided $606,000 of cash for the six months ended June 30, 2002, compared to using $1.4 million for the same period in 2001. The significant items contributing to cash provided by operations for the six months ended June 30, 2002 was a $362,000 decrease in accounts receivable, $1.7 million added back for depreciation and amortization, partially offset by a net loss of $1.4 million. Contributing to cash used in operations for the six months ended June 30, 2001 was a

$407,000 decrease in accrued compensation and benefits, primarily due to severance payments related to the 2000 restructuring plans, a $1.6 million decrease in accounts payable, a net loss of $508,000 and $1.7 million in net cash used in discontinued operations. This was partially offset by net collections on accounts receivable of $1.0 million and $1.8 million for depreciation and amortization.

        Net cash used in investing activities was $696,000 for the six months ended June 30, 2002, compared to using $504,000 for the same period in 2001. The increase in cash used in investing activities is due to a $179,000 increase in capital expenditures, primarily due to paying the first payment related to the source code license agreement discussed in Note 3. In addition, we received a $209,000 leasehold improvement refund in the first quarter of 2001. Offsetting the increase in cash used in investing activities for the six months ended 2002 was a decrease in capitalized software development cost of $196,000.

        Net cash used in financing activities was $679,000 for the six months ended June 30, 2002, compared to net cash provided by financing activities of $2.1 million for the same period in 2001. During 2002, we paid $1.2 million related to our debt obligations, of which $775,000 was for our revolving line of credit, partially offset by borrowings under our line of $400,000 and other borrowings of $138,000. Contributing to cash provided by financing activities during the first quarter of 2001 was $1.4 million in net proceeds related to issuing 37,500 shares of our Series C-1 Convertible Preferred Stock, borrowing $1.4 million under our revolving line of credit and $431,000 in other borrowings, partially offset by $1.2 million in payments on our debt obligations.

        Our working capital requirements have been funded through internally generated funds, the $3.0 million revolving credit facility and various equity and debt financings from SCP and Safeguard Scientifics, Inc. Based on our most recent business plan, we currently anticipate that our ongoing working capital requirements will continue to be funded through internally generated funds, our revolving credit facility and $850,000 available under the equity financing arrangement with SCP discussed below. We believe such sources of funds will be sufficient to satisfy our operating and debt service cash needs for the foreseeable future. However, based on the conditional financing arrangements of our revolving credit facility, there can be no assurance that we will be able to obtain any additional debt funding on terms acceptable to us, if at all. If necessary, we will delay certain operating and capital expenditures until adequate financing is obtained. In the event we are unable to secure sufficient debt or equity financing and our cash flows from operations are not sufficient to meet future cash requirements, our operations would be materially adversely affected.

Equity Financings

        On March 30, 2001, we entered into a Series C Preferred Stock Purchase Agreement with SCP whereby we issued through a private placement 37,500 shares of our Series C-1 Preferred and a warrant to purchase up to 75,000 shares of Series C-2 Preferred to SCP for $1.5 million. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at $40 per share ($1.5 million) contingent upon specified monthly target provisions through December 31, 2001. SCP and Safeguard 2000 Capital, L.P. ("Safeguard 2000") hold warrants exercisable for 5,300,000 shares and 5,300,000 shares, respectively, of eMake Corporation, our discontinued wholly-owned subsidiary, Series A-1 and A-2 Preferred Stock, which are convertible into a total of 265,000 shares of our Series B Convertible Preferred Stock. As an additional condition to this equity financing, SCP and Safeguard 2000 agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred Stock, respectively.

        On July 20, 2001, we exercised our right to sell 16,250 shares of the Option Stock to SCP. We received $635,596 in cash, net of transaction costs, in exchange for the shares. As of June 30, 2002, 53,750 shares of Series C-1 Preferred are issued and outstanding, and we have received $2.1 million, net of transaction costs, in total proceeds.

        On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock exercise period to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock, or 10,625 shares. All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of our Board of Directors on March 8, 2002. As of June 30, 2002, we had not exercised our right to sell any shares of the remaining Option Stock and have $850,000 available under this equity arrangement.

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

Debt Financings

        On January 15, 2002, we renewed our revolving credit facility ("Credit Facility") with JPMorgan Chase. The Credit Facility provides for $3.0 million in revolving credit availability through January 31, 2003 and bears interest at the prime rate plus 1.5% per annum. The Credit Facility has a commitment fee of 1.5% per annum on the total commitment of up to $3.0 million, is collateralized by certain of our foreign accounts receivable and is guaranteed by Export-Import Bank of the United States for 90% of principal and interest. Availability under the credit facility is subject to a borrowing base calculation, which varies each month depending on billings and cash collections. In addition, we must be in compliance with certain debt covenants.

        We were not in compliance with the tangible net worth debt covenant for the periods ended March 31, April 30, and May 31, 2002. In addition, we did not comply with the earnings before interest, taxes, depreciation and amortization ("EBITDA") debt covenant for the quarter ended March 31, 2002. On April 15, 2002 and on July 12, 2002, we received two separate waivers from the lending bank waiving these defaults under the credit facility. In connection with the waiver received on April 15, 2002, the interest rate under the facility increased by 75 basis points to the prime rate plus 2.25% per annum. On July 12, 2002, the lending bank amended both debt covenants going forward beginning in June 2002 to be consistent with our most recent business plan. As a result, we complied with both debt covenants as of June 30, 2002. At June 30, 2002 and December 31, 2001, $770,000 and $1.1 million, respectively, were drawn on the credit facility and are included in current liabilities. Based on the qualifying borrowing base arrangement under the credit facility, total remaining availability at July 9, 2002 was $565,369.

        The following table summarizes our contractual obligations related to debt, capital leases and operating leases at June 30, 2002:

(in thousands)	Commitment Per Period
	Total	2002	2003	2004	Thereafter
Revolving line of credit	$770	$770	$—	$—	$—
Long-term debt and other debt	768	386	311	71	—
Capital leases	199	30	62	64	43
Operating leases	7,222	406	800	807	5,209

	$8,959	$1,592	$1,173	$942	$5,252

International Operations

        Our international revenues represented approximately 67% of our total revenue during 2001. For the six months ended June 30, 2002, approximately 70% of total revenues were derived from our international customers. Revenues from international operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets we can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks and other factors beyond our control in any nation where we conduct business could have a material adverse effect on our operations.

Nasdaq Compliance Notices

        On February 14, 2002, we received a letter from The Nasdaq Stock Market notifying us that over the previous 30 consecutive trading days, our common stock had not maintained a minimum market value of publicly held shares ("MVPHS") of $5.0 million as required for continued listing on The Nasdaq National Market under Marketplace Rule 4450(a)(2) (the "Rule"). In accordance with Nasdaq Marketplace Rule 4450(e)(1), we were provided 90 calendar days, or until May 15, 2002, to regain compliance.

        As of May 8, 2002, we had not regained compliance with the Rule and applied to transfer our securities to The Nasdaq SmallCap Market. On June 11, 2002, our application was approved and our securities were transferred to The Nasdaq SmallCap Market at the opening of business on June 12, 2002.

        On July 23, 2002, we received a notice from The Nasdaq SmallCap Market that for the last 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have 180 days, or until January 21, 2003, to regain compliance. If, at anytime before January 21, 2003 our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will have regained compliance. There can be no assurance that we will be able to regain compliance by January 21, 2003. If we are unable to regain compliance and receive a de-listing notification from Nasdaq, we may appeal to a Listing Qualifications Panel.

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

        In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required to adopt the provisions of Statement No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. We will adopt this statement for fiscal year 2003 and do not expect its adoption to have a material effect on our consolidated results of operations or financial position.

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

        In April 2002, the FASB issued Statement No. 145, "Revision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of Statement No. 4, Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Statement No. 145 also rescinds Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". Statement No. 145 amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic affects that are similar to sale-leaseback transactions. Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Statement No. 145 eliminates Statement No. 4, and, thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Statement No. 145 becomes effective for fiscal years beginning after May 15, 2002, with early applications encouraged. Adoption of this statement is not expected to have a material effect on our consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk associated with changes in interest rates relates to our variable rate bank note payable of $100,000 and our revolving line of credit of $770,000. Interest rate risk is estimated as the potential impact on our results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on our results of operations and financial position.

        A significant portion of our revenues is derived from foreign operations (67% at December 31, 2001). We primarily invoice and collect in U.S. dollars. Risk resulting from foreign currency exposure is therefore minimal.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (filed as part of this report).

    99.1    Sarbanes—Oxley Certification of Chief Executive Officer

    99.2    Sarbanes—Oxley Certification of Chief Financial Officer

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USDATA CORPORATION

Date: August 9, 2002	/s/ ROBERT A. MERRY Robert A. Merry President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2002	/s/ JENNIFER P. DOOLEY Jennifer P. Dooley Chief Financial Officer (Principal Financial and Accounting Officer)