Form 10-Q
period 2002-09-30
USDATA CORP
filed 2002-11-14
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

    [X]      Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

           Yes [X]                                              No [ ]

                                   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 2002

                                                            Number of Shares
                 Class                                         Outstanding

Common Stock, Par Value $.01 Per Share                       3,089,331 shares



   Unless the context indicates otherwise, the terms "USDATA," "the Company,"
               "we," "our," and "us" refer to USDATA Corporation.

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                        Number
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Unaudited Condensed Consolidated Balance
                                    Sheets as of September 30, 2002 and
                                    December 31, 2001                                       3

                                    Unaudited Condensed Consolidated Statements
                                    of Operations and Comprehensive Loss
                                    for the Three and Nine Months Ended
                                    September 30, 2002 and 2001                             4

                                    Unaudited Condensed Consolidated Statements
                                    of Cash Flows for the Three and Nine Months
                                    Ended September 30, 2002 and 2001                       5

                                    Notes to Unaudited Condensed Consolidated
                                    Financial Statements                                    6

                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                             10

                  Item 3.           Quantitative and Qualitative Disclosures about
                                    Market Risk                                            21

                  Item 4.           Controls and Procedures                                22

PART II. OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K                       22


                  Signatures                                                               23

                       USDATA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                      2002              2001
                                                                                 --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $        1,728    $        1,844
  Accounts receivable, net of allowance for doubtful
     accounts of $108 and $279, respectively                                              1,789             2,573
  Other current assets                                                                      686               557
                                                                                 --------------    --------------
      Total current assets                                                                4,203             4,974
                                                                                 --------------    --------------
Property and equipment, net                                                                 609             1,212
Computer software development costs, net                                                  5,201             6,443
Software held for resale, net                                                             1,496               426
Other assets                                                                                 22                23
                                                                                 --------------    --------------
      Total assets                                                               $       11,531    $       13,078
                                                                                 ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $          547    $          694
  Deferred revenue                                                                          987             1,248
  Accrued compensation and benefits                                                         353               468
  Notes payable and current portion of long-term debt                                     1,642             1,837
  Other accrued liabilities                                                               1,263             1,702
  Net liabilities of discontinued operation                                                 300               339
                                                                                 --------------    --------------
      Total current liabilities                                                           5,092             6,288
                                                                                 --------------    --------------
Other noncurrent liabilities                                                              1,599                --
Long-term debt, less current portion                                                        258               590
                                                                                 --------------    --------------
      Total liabilities                                                                   6,949             6,878
                                                                                 --------------    --------------
Commitments and contingencies
Stockholders' equity:
  Series A cumulative convertible preferred stock, $.01 par value;
      liquidation preference $100 per share; 100,000 shares authorized;
      50,000 shares issued and outstanding in 2002 and 2001                               6,268             5,968
  Series B cumulative convertible preferred stock; $.01 par value;
      liquidation preference $100 per share; 800,000 shares authorized;
      265,000 shares issued and outstanding in 2002 and 2001                             30,852            29,262
  Series C-1 cumulative convertible preferred stock; $.01 par value;
      liquidation preference $80 per share; 125,000 shares authorized; 75,000 shares issued and outstanding in 2002 and 53,750 shares
      issued and outstanding in 2001                                                     13,154            10,442
  Series C-2 cumulative convertible preferred stock; $.01 par value;
      liquidation preference $120 per share; 125,000 shares authorized;
      0 shares issued and outstanding in 2002 and 2001                                       --                --
  Common stock, $.01 par value, 40,000,000 shares authorized;
      3,264,872 shares issued in 2002 and 2001                                               33                33
  Additional paid-in capital                                                              8,333            12,815
  Accumulated deficit                                                                   (46,216)          (43,795)
  Treasury stock at cost, 396,292 shares in 2002 and 438,247
     shares in 2001                                                                      (6,787)           (7,522)
 Accumulated other comprehensive loss                                                    (1,055)           (1,003)
                                                                                 --------------    --------------
      Total stockholders' equity                                                          4,582             6,200
                                                                                 --------------    --------------
      Total liabilities and stockholders' equity                                 $       11,531    $       13,078
                                                                                 ==============    ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                  2002        2001        2002        2001
                                                --------    --------    --------    --------
Revenues:
      Product license                           $  1,649    $  2,753    $  6,087    $  9,052
      Services                                       383         508       1,256       1,520
                                                --------    --------    --------    --------
Total revenues                                     2,032       3,261       7,343      10,572
                                                --------    --------    --------    --------
Operating expenses:
      Selling and product materials                2,072       2,216       6,016       6,974
      Product development                            393         453       1,174       1,406
      General and administrative                     606         867       2,138       2,877
      Restructuring and other charges                 --       1,061         356       1,068
      Write off of capitalized software               --         391          --         391
                                                --------    --------    --------    --------
Total operating expenses                           3,071       4,988       9,684      12,716
                                                --------    --------    --------    --------
Loss from operations                              (1,039)     (1,727)     (2,341)     (2,144)
Interest expense                                     (32)        (44)        (97)       (135)
Other income, net                                      5          --          17          --
                                                --------    --------    --------    --------
Loss from continuing operations                   (1,066)     (1,771)     (2,421)     (2,279)
Income from discontinued operations                   --         132          --         132
                                                --------    --------    --------    --------
Net loss                                          (1,066)     (1,639)     (2,421)     (2,147)
Dividends on preferred stock, preferred stock
   warrant and beneficial conversion              (2,384)     (1,330)     (3,752)    (10,128)
                                                ========    ========    ========    ========
Net loss applicable to common stockholders      $ (3,450)   $ (2,969)   $ (6,173)   $(12,275)
                                                ========    ========    ========    ========
Net loss per common share:
      Basic and diluted
         Loss from continuing operations        $  (1.20)   $  (1.10)   $  (2.17)   $  (4.40)
         Income from discontinued operations          --        0.05          --        0.05
                                                --------    --------    --------    --------
      Net loss per common share                 $  (1.20)   $  (1.05)   $  (2.17)   $  (4.35)
                                                ========    ========    ========    ========
Comprehensive loss:
      Net loss                                  $ (1,066)   $ (1,639)   $ (2,421)   $ (2,147)
      Foreign currency translation adjustment         (9)        (15)        (52)        (33)
                                                --------    --------    --------    --------
Comprehensive loss                              $ (1,075)   $ (1,654)   $ (2,473)   $ (2,180)
                                                ========    ========    ========    ========
Weighted average shares outstanding:
         Basic and diluted                         2,868       2,826       2,847       2,818
                                                ========    ========    ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

                       USDATA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                  2002        2001
                                                                --------    --------
Cash flows from operating activities:
Net loss                                                        $ (2,421)   $ (2,147)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
       Furniture and equipment transfer in lease negotiation         135          --
       Depreciation and amortization                               2,731       2,735
       Non-cash stock expense                                         22          87
       Write off of capitalized software                              --         391
       Changes in operating assets and liabilities:
          Accounts receivable, net                                   784       1,456
          Other assets, net                                           67         149
          Accounts payable and other accrued liabilities            (159)     (1,547)
          Accrued compensation and benefits                         (115)        (88)
          Deferred revenue                                          (261)       (248)
                                                                --------    --------
          Net cash provided by continuing operations                 783         788
          Net cash used in discontinued operations                   (39)     (2,048)
                                                                --------    --------
          Net cash provided by (used in) operating activities        744      (1,260)
                                                                --------    --------
Cash flows from investing activities:
       Capital expenditures                                         (379)        (60)
       Capitalized software development costs                       (596)       (983)
       Deposit of acquisition costs                                 (191)         --
       Refund of leasehold improvement costs                          --         209
                                                                --------    --------
          Net cash used in investing activities                   (1,166)       (834)
                                                                --------    --------
Cash flows from financing activities:
       Proceeds from issuance of common stock                         22          56
       Proceeds from issuance of preferred stock, net                810       2,050
       Borrowing under revolving line of credit                      965       1,657
       Other borrowings                                              139         584
       Payments on long-term debt                                 (1,630)     (1,532)
                                                                --------    --------
          Net cash provided by financing activities                  306       2,815
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                (116)        721
Cash and cash equivalents, beginning of period                     1,844         673
                                                                --------    --------
Cash and cash equivalents, end of period                        $  1,728    $  1,394
                                                                ========    ========

Non-cash operating, investing and financing activity:
       Conversion of accrued liabilities to long-term
         notes payable                                          $     --    $    232
       Accrued liability related to software held for resale    $  1,120    $     --
       Furniture and equipment transfer in lease negotiation    $    135    $     --
                                                                ========    ========


See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of USDATA and our subsidiaries for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by USDATA were disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of our management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial position at September 30, 2002 and the consolidated results of our operations and comprehensive loss, and cash flows for the three and nine month periods ended September 30, 2002 and 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period balances have been reclassified to conform to the current year presentation.

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

         Options to purchase 409,886 and 237,891 shares of common stock for 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as their impact would be antidilutive. The computation of diluted earnings per share of common stock also excludes common shares that would be issued upon conversion of outstanding shares of Series A, B and C-1 Preferred Stock convertible into an aggregate of 2.8 million shares and 2.3 million shares of common stock for 2002 and 2001, respectively. In addition, warrants to purchase 2.0 million shares and 1.5 million shares of common stock for 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

3.       SOFTWARE HELD FOR RESALE

         We entered into a source code license agreement with the developer of the client graphics used within our FactoryLink(R) software product on March 20, 2002 (the "Effective Date"). We have a nonexclusive right to reproduce, modify and incorporate the licensed software into other computer software. In addition, the licensed software shall be marketed, distributed and sublicensed under one or more of our and/or third party's trademarks, trade names or service marks. The purchase price of the licensed software was $900,000 payable over three years as follows: (a) $200,000 within 10 business days of the Effective Date;
(b) $200,000 six months after the Effective Date; (c) $250,000 on March 20, 2003; and (d) $250,000 on March 20, 2004. We capitalized the original purchase price of $900,000 of the licensed software as software held for resale. As of September 30, 2002, $450,000 of the remaining amount due is included in other accrued liabilities with the balance of $250,000 included in other non-current liabilities.

         On July 9, 2002, we acquired the rights to certain source code related to value added products that are currently bundled into our FactoryLink(R) software product for $560,000. Under the license agreement we were granted a worldwide, non-exclusive, perpetual, irrevocable, assignable and transferable license to use the source code, design documentation, user documentation, setups and related materials. The $560,000 is payable over three years in annual payments of $140,000 beginning in year 2002. The first payment was made on July 9, 2002 upon receipt of the source code. Each additional payment is due on

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


each of the first, second and third anniversary of the effective date, June 30, 2002. As of September 30, 2002, $140,000 of the remaining amount due is included in other accrued liabilities with the balance of $280,000 included in other non-current liabilities.

4.       SERIES C PREFERRED STOCK PURCHASE AGREEMENT

         On March 30, 2001, we entered into a Series C Preferred Stock Purchase Agreement with SCP Private Equity Partners II, L.P. ("SCP") whereby we issued through a private placement 37,500 shares of our Series C-1 Convertible Preferred Stock ("Series C-1 Preferred) and a warrant to purchase up to 75,000 shares of Series C-2 Convertible Preferred Stock ("Series C-2 Preferred") to SCP for $1.5 million (the "Series C Purchase Agreement"). In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at $40 per share ($1.5 million) contingent upon USDATA meeting specified monthly target provisions. At December 31, 2001, when the original exercise period expired, we had 21,250 shares remaining under the equity line.

         On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock exercise period to December 31, 2002, deleted the specified monthly target provisions and provided for warrant coverage equal to 50% of the remaining Option Stock, for a total of 10,625 shares of Series C-2 Preferred. All other terms of the Series C Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of our Board of Directors on March 8, 2002. On September 30, 2002, we exercised our right to sell the remaining 21,250 shares of the Option Stock to SCP. We received $809,867 in cash, net of transaction costs, in exchange for the shares. In connection with issuing the remaining 21,250 shares of Option Stock to SCP, we issued a warrant to SCP granting them the right to purchase up to an additional 10,625 shares of Series C-2 Preferred at a purchase price of $40 per share. Currently, SCP holds two warrants granting them the right to purchase in the aggregate 85,625 shares of our Series C-2 Preferred at a purchase price of $40 per share.

5.       OFFICE LEASE AGREEMENT AMENDMENT

         We are party to an Office Lease Agreement, as amended (the "Lease"), under which we were the tenant of approximately 79,382 rentable square feet. On March 19, 2002, we entered into a Fourth Amendment to the Lease (the "Fourth Amendment") with Crescent Real Estate Funding VIII, L.P. (the "Landlord") to reduce our lease payment commitment obligations and our excess leased office space. Pursuant to the Fourth Amendment, the Landlord reacquired approximately 44,400 rentable square feet, reducing our headquarters' space to 34,982 rentable square feet ("Existing Premises"). We sublease approximately 14,802 square feet of the Existing Premises. The Fourth Amendment extended the lease term four months to December 31, 2010, and increased the base rental rate per square foot on the Existing Premises by $1.00 each year beginning in 2003 and ending in 2005. In year 2006, the base rental rate per square foot increases by $1.75 from year 2005 and remains constant through year 2010. In addition, we owed $444,000 at March 31, 2002 to the Landlord representing rents due on the excess leased space for five months. The Landlord agreed to waive any claim to such amount owed contingent upon timely payment of all rent to be paid on the Existing Premises. The $444,000 will be reduced by $51,000 per year over the remaining term of the lease. We also transferred to the Landlord our right, title and interest in excess office furniture, with a carrying value of approximately $135,000. In connection with the Fourth Amendment, we issued a Warrant, dated March 19, 2002, to the Landlord for the purchase of up to 243,902 shares of our common stock at an exercise price per share of $2.05, the closing market price on the date of the Warrant. The Warrant is exercisable by the Landlord, in whole or in part, at any time commencing on March 19, 2002 and ending on March 18, 2007. In addition, under the Fourth Amendment, we released certain rights, such as our right to terminate the Lease in 2005, certain preferential rights to lease additional space and the right to extend the Lease. By implementing the provisions of the Fourth Amendment, we will realize a cash savings of approximately $1.0 million in lease costs during 2002.

         We will compute rent expense to be recognized under the Lease, as amended, considering the increasing rent over the rent term and all amounts previously accrued for as rent expense, including approximately $1.1 million recorded in the third quarter of 2001 for unoccupied excess lease space,

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


$135,000 for the excess office furniture transferred to the Landlord and $383,000 for the value of the Warrant issued on March 19, 2002. The remaining accrual will be amortized over the remaining lease term as an offset to rent expense, and the carrying value of the excess office furniture and value of the Warrant will be amortized as an increase to rent expense. At September 30, 2002, $239,000 of the remaining accrual was included in other current liabilities and $933,000 was included in other non-current liabilities.

6.       REVOLVING CREDIT FACILITY

         We maintain a revolving credit facility with JPMorgan Chase Bank (the "Lending Bank") to provide us with working capital assistance relating to timing of our cash flow (the "Credit Facility"). We were not in compliance with the tangible net worth debt covenant for the months ended March 31, April 30, and May 31, 2002. In addition, we did not comply with the earnings before interest, taxes, depreciation and amortization ("EBITDA") debt covenant for the quarter ended March 31, 2002. On April 15, 2002 and July 12, 2002, we received two separate waivers from the Lending Bank waiving these defaults under the Credit Facility. In connection with the April 15, 2002 waiver, the interest rate under the Credit Facility was increased by 75 basis points to the prime rate plus 2.25% per annum. On July 12, 2002, the Lending Bank amended both debt covenants going forward beginning in June 2002 to be consistent with our most recent business plan. We complied with both debt covenants as of June 30, 2002, but due to lower than expected revenue for the third quarter ended September 30, 2002, we failed to comply with the EBITDA debt covenant for the third quarter of 2002. On October 24, 2002, we received a third waiver from the Lending Bank waiving this default under the Credit Facility.

         At September 30, 2002 and December 31, 2001, $1,059,000 and $1,145,000,
respectively, were drawn under the Credit Facility and are included in current liabilities. Based on the qualifying borrowing base arrangement under the Credit Facility, total availability at September 30, 2002 was $557,000; therefore we were overdrawn by $502,000. As a result, on October 1, 2002 and October 22, 2002 we paid $318,000 and $184,000, respectively, to reduce the borrowings on the line. On October 29, 2002 we borrowed $164,000 based on the qualifying borrowing base on that date. At October 31, 2002, $721,000 was borrowed under the line and based on the qualifying borrowing base on that date, total remaining availability was $58,000.

7.       SUBSEQUENT EVENTS

         On October 1, 2002, we acquired all the issued and outstanding stock of Wizard Information Systems, Ltd ("Wizard"), pursuant to the terms of an Acquisition Agreement for the Purchase of Wizard Information Systems Limited ("Acquisition Agreement"), dated October 1, 2002 ("Completion Date"), by and among USDATA and John Adrian Wise and David John Moody (each a "Seller" and together the "Sellers"). Wizard is a privately held company located in the United Kingdom and is one of USDATA's largest European distributors. Wizard is also an independent automation solutions provider founded in 1995 and has offices in the United Kingdom, France and the Netherlands.

         In connection with the Acquisition Agreement, we paid consideration of $140,000 in cash, 220,752 unregistered shares of USDATA common stock (the "Common Stock"), and 16,800 shares of USDATA Series B Preferred Stock (the "Series B Preferred Stock"), each of which is convertible into 3.28 shares of Common Stock. In addition, the Sellers are entitled to receive additional consideration in the aggregate; (i) a maximum of 257,544 shares of unregistered Common Stock and 19,600 shares of Series B Preferred Stock ("Performance Shares") contingent upon Wizard achieving a certain target gross revenue level by March 31, 2003, and (ii) a maximum of 257,544 shares of Common Stock and 19,600 shares of Series B Preferred Stock ("Retention Shares") contingent upon continued employment with Wizard for three years, under the terms and conditions of Executive Service Agreements entered into by and among Wizard and the Sellers. The Performance Shares and Retention Shares, if earned, shall be issued in equal installments on each of the first three anniversaries of the Completion Date; and, to the extent not yet issued, shall be forfeited in the event that the Seller's employment with USDATA terminates as set forth in the Acquisition Agreement. As of September 30, 2002 we incurred $123,000 in transaction costs associated

USDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


with this acquisition. We will account for this acquisition under the purchase method of accounting in the fourth quarter of 2002.

         Pursuant to the Export Loan Agreement (the "Loan Agreement"), which governs the Credit Facility between USDATA and the Lending Bank, USDATA will not without the prior written consent of the Lending Bank (a) merge, consolidate or otherwise combine with any other entity; (b) acquire all or substantially all of the assets or capital stock of any other entity; (c) make any material changes in its organizational structure or identity; or (d) enter into any agreement to do any of the foregoing. We requested that the Lending Bank consent to the acquisition of Wizard and waive the foregoing covenants insofar as they prohibit the acquisition. On October 1, 2002, we received a Conditional Consent and Waiver from the Lending Bank, subject to the following new debt covenant: (a) USDATA shall have entered into a binding agreement to receive new equity financing for not less than $1.0 million, on terms and conditions acceptable to the Lending Bank, on or before October 31, 2002 and (b) USDATA shall receive the funds from the new equity financing on or before November 15, 2002. On November 10, 2002, the foregoing deadlines were extended as follows: USDATA has until December 31, 2002 to obtain a binding commitment to obtain new equity financing, and we shall receive the funds no later than January 15, 2003. If we do not obtain the new equity financing, we will be in default under the Credit Facility.

USDATA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         USDATA is a global provider of software and services that give enterprises the knowledge and control needed to perfect the products they produce and the processes they manage. Based upon a tradition of flexible service, innovation and integration, our software currently operates in more than 60 countries around the globe, including 17 of the top 25 manufacturers. Our software heritage has emerged from manufacturing and process automation solutions and has grown to encompass vast product knowledge and control solutions. We continue to innovate solutions that will support the integration of enterprise production and automation information into the supply chain. We have a global network of distribution and support partners.

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

         Revenues have been generated primarily from licenses of our FactoryLink(R) and Xfactory(R) software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 19% and 16% of revenues during the three months ended September 30, 2002 and 2001, respectively, and 17% and 14% during the nine months ended September 30, 2002 and 2001, respectively.

         We experience seasonality in the sales of our software products. For instance, many of our current and potential customers face budgetary pressures to invest in software before the end of each fiscal year. As a result, we may tend to report higher revenues during the fourth quarter of the year and lower revenues during the first quarter of the year. These seasonal variations in sales may lead to fluctuations in our quarterly operating results. Revenues from our international customers continue to be significant and have been primarily from sales and services related to our FactoryLink(R) software products. International revenues are primarily derived from France, United Kingdom, Italy and Canada and represent approximately 66% of total revenues for the nine months ended September 30, 2002.

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

         Revenues declined 38% and 31% for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001. As a result, in November 2002 we will be implementing a 23% reduction in our workforce in an effort to reduce costs. The reductions will primarily be in general and administrative, quality assurance and documentation. The quality assurance and documentation functions will be outsourced at a lower cost. A portion of the cost savings from the general and administrative reductions will be offset by newly established revenue producing functions.

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

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                ------------------     -----------------
                                                 2002        2001       2002       2001
                                                ------      ------     ------     ------
Revenues:
      Product license                               81%         84%        83%        86%
      Services                                      19%         16%        17%        14%
                                                ------      ------     ------     ------
Total revenues                                     100%        100%       100%       100%
                                                ------      ------     ------     ------
Operating expenses:
      Selling and product materials                102%         68%        82%        66%
      Product development                           19%         14%        16%        13%
      General and administrative                    30%         27%        29%        27%
      Restructuring and other charges                0%         33%         5%        10%
      Write off of capitalized software              0%         11%         0%         4%
                                                ------      ------     ------     ------
Total operating expenses                           151%        153%       132%       120%
                                                ------      ------     ------     ------
Loss from operations                               (51)%       (53)%      (32)%      (20)%
Interest expense                                    (1)%        (1)%       (1)%       (1)%
Other income, net                                    0%          0%         0%         0%
                                                ------      ------     ------     ------
Loss from continuing operations                    (52)%       (54)%      (33)%      (21)%
Income from discontinued operations                  0%          4%         0%         1%
                                                ------      ------     ------     ------
Net loss                                           (52)%       (50)%      (33)%      (20)%
Dividends on preferred stock, preferred stock
   warrant and beneficial conversion              (117)%       (41)%      (51)%      (96)%
                                                ------      ------     ------     ------
Net loss applicable to common stockholders        (169)%       (91)%      (84)%     (116)%
                                                ------      ------     ------     ------

Comparison of Three Months Ended September 30, 2002 and 2001

         Total revenues for the quarter ended September 30, 2002 were $2.0 million, a decrease of $1.3 million when compared to $3.3 million in revenues for the same period in 2001. Product licensing revenue decreased $1.2 million and revenue from services decreased $125,000. The decrease in product licensing revenue is primarily due to a decline in our base revenue from FactoryLink(R) product sales. Of our open sales opportunities greater than $25,000 tracked during the third quarter of 2002, 14% or $255,000 closed during the third quarter of 2002 versus 18% or $453,000 for the same period in 2001. The decrease in revenue is also attributed to the winding down of follow-on license and services revenue related to projects that were sold during 2001 and due to a general slowdown in the industrial economy, new projects are being sold at a slower rate than in 2001. While new projects are being sold, the decline in base revenue more than offsets the revenue from these new projects.

         Selling and product materials expenses for the quarter ended September 30, 2002 were $2.1 million, a decrease of $144,000 when compared to $2.2 million for the same period in 2001. The decrease is a result of decreased sales, marketing and technical support services totaling $360,000 primarily attributed to decreases in travel, consulting services and personnel (2 employees in marketing and 1 in sales). In addition, variable cost of sales decreased $19,000. Partially offsetting this decrease is a $235,000 increase in capitalized software amortization. The increase in capitalized software amortization includes $321,000 related to the two source code purchases described in Note 3 in the Notes to Condensed Consolidated Financial Statements and amortization related to releasing a portion of the newest member of the FactoryLink(R) HMI/SCADA product, offset by amortization included in the first eight months of 2001 related to capitalized software that was written off in September 30, 2001. Selling and product materials expenses as a percentage of revenues increased to 102% for the quarter ended September 30, 2002 from 68% for the same period in 2001 due to the decrease in revenues.

         Product development expenses for the quarter ended September 30, 2002, net of amounts capitalized, were $393,000, a decrease of $60,000 when compared to $453,000 for the same period in 2001.

 Product development expenses consist primarily of labor costs. The decrease in 2002 is due to lower engineering development activities related to the next major release of our FactoryLink(R) product line. We capitalized $140,000 of development costs during the quarter ended September 30, 2002 and $330,000 for the same period in 2001. Product development expenses as a percentage of revenues increased to 19% for the quarter ended September 30, 2002 from 14% for the same period in 2001. Gross product development expenses as a percentage of revenues increased slightly to 26% for the three months ended September 30, 2002 from 24% for the same period in 2001. In November 2002, we plan to reduce costs in product development by outsourcing quality assurance and documentation, which will result in a staff reduction of 6 full-time employees. We plan to reduce software developers by 3 full-time employees; however, we will be re-allocating 2 internal resources back to product development, resulting in a net reduction of 1 employee. We do not anticipate that this action will affect our development efforts in keeping up with customer needs or technology as we will continue to maintain an internal ability to monitor and manage the outsourcing of quality assurance and documentation.

         General and administrative expenses for the quarter ended September 30, 2002 were $606,000, a decrease of $261,000 when compared to $867,000 for the same period in 2001. The decrease in general and administrative expenses is due to decreases in salaries and benefits of $106,000 from staff reductions, information technology of $60,000, legal and professional of $28,000, consulting fees of $29,000 and other expenses of $38,000. Included in the decrease in salaries and benefits is a $54,000 reversal in the third quarter of 2002 related to accrued medical claims associated our self-insured health benefits plan. The time limit for these potential claims has expired. General and administrative expenses as a percentage of revenues increased to 30% for the quarter ended September 30, 2002 from 27% for the same period in 2001 due to the decrease in revenues. In November 2002, we will be implementing a 27% staff reduction in general and administrative personnel and therefore anticipate lower general and administrative expenses in the near future.

         In the third quarter of 2001, we recorded a $1.1 million restructuring charge related to lease costs associated with 44,400 square feet of excess office space at our Richardson headquarter facilities. The excess office space was a result of the restructuring plan implemented in the fourth quarter of 2000. The $1.1 million charge represented one full year of lease costs and was accrued due to our inability to sublet this excess office space.

         Due to strategy changes from two of our suppliers, we determined that the carrying amount of capitalized software development costs related to two of our software products were not recoverable. As a result, these assets were considered to be impaired and were written off for a total of $391,000 during the third quarter of 2001.

         As a result of the factors discussed above, we recorded a loss from operations of $1.0 million for the quarter ended September 30, 2002, compared to a loss from operations of $1.7 million for the same period in 2001.

Comparison of Nine Months Ended September 30, 2002 and 2001

         Total revenues for the nine months ended September 30, 2002 were $7.3 million, a decrease of $3.3 million when compared to $10.6 million in revenues for the same period in 2001. Product licensing revenue decreased $3.0 million and revenue from services decreased $264,000. The decrease in product licensing revenue is primarily due to a decline in our base revenue from FactoryLink(R) product sales. Of our open sales opportunities greater than $25,000 tracked during the first nine months of 2002, an average of 10% or $955,000 closed during the third quarter of 2002 versus an average of 29% or $1.9 million for the same period in 2001. Also, 2001 included a $555,000 software license sale to a single customer. The decrease in revenue is also attributed to the winding down of follow-on license and services revenue related to projects that were sold during 2001 and due to a general slowdown in the industrial economy, new projects are being sold at a slower rate than in 2001. While new projects are being sold, the decline in base revenue more than offsets the revenue from these new projects.

         Selling and product materials expenses for the nine months ended September 30, 2002 were $6.0 million, a decrease of $958,000 when compared to $7.0 million for the same period in 2001. The decrease is a result of decreased sales, marketing and technical support services totaling $1.1 million primarily attributed to decreases in travel, consulting services and personnel (2 employees in marketing and 1 in sales). In addition, variable cost of sales decreased $49,000. Partially offsetting this decrease is a $145,000 increase in capitalized software amortization. The increase in capitalized software amortization includes $396,000 related to the two source code purchases described in Note 3 in the Notes to Condensed Consolidated Financial Statements and amortization related to releasing a portion of the newest member of the FactoryLink(R) HMI/SCADA product, offset by amortization included in the first eight months of 2001 related to capitalized software that was written off in September 30, 2001. Selling and product materials expenses as a percentage of revenues increased to 82% for the nine months ended September 30, 2002 from 66% for the same period in 2001 due to the decrease in revenues.

         Product development expenses for the nine months ended September 30, 2002, net of amounts capitalized, were $1.2 million, a decrease of $232,000 when compared to $1.4 million for the same period in 2001. Product development expenses consist primarily of labor costs. The decrease in 2002 is due to lower engineering development activities related to the next major release of our FactoryLink(R) product line. We capitalized $597,000 of development costs in the nine months ended September 30, 2002 and $982,000 for the same period in 2001. Although overall expenses decreased, we intend to continue to invest in product development for both our software product lines to keep up with customer needs and technology. Product development expenses, net of amounts capitalized, as a percentage of revenues increased to 16% for the nine months ended September 30, 2002 from 13% for the same period in 2001. Gross product development expenses as a percentage of revenues increased slightly to 24% for the nine months ended September 30, 2002 from 23% for the same period in 2001. In November 2002, we plan to reduce costs in product development by outsourcing quality assurance and documentation, which results in a staff reduction of 6 full-time employees. We plan to reduce software developers by 3 full-time employees; however, we will be re-allocating 2 internal resources back to product development, resulting in a net reduction of 1 employee. We do not anticipate that this action will affect our development efforts in keeping up with customer needs or technology as we will continue to maintain an internal ability to monitor and manage the outsourcing of quality assurance and documentation.

         General and administrative expenses for the nine months ended September 30, 2002 were $2.1 million, a decrease of $739,000 when compared to $2.9 million for the same period in 2001. The decrease in general and administrative expenses is due to 2001 including approximately $435,000 in consulting fees related to operational assistance in executing the cost cutting initiatives resulting from the 2000 restructuring plans in addition to further cost cutting initiatives to be implemented throughout 2001. Information technology, salaries and benefits and other expenses decreased $379,000, $248,000 and $9,000, respectively, as a direct result of these cost cutting initiatives. The $739,000 decrease is net of a settlement of amounts owed for consulting services incurred in 2000. Under the terms of the settlement arrangement, $332,000 of accrued consulting expenses was forgiven and the accrual was reversed in the second quarter of 2001. General and administrative expenses as a percentage of revenues increased to 29% for the nine months ended September 30, 2002 from 27% for the same period in 2001 primarily due to the decrease in revenues. In November 2002, we will be implementing a 27% staff reduction in general and administrative personnel and therefore anticipate lower general and administrative expenses in the near future.

         On March 19, 2002, we entered into a Fourth Amendment to our Office Lease Agreement with Crescent Real Estate Funding VIII, L.P. (the "Landlord") which provides for, among other things, the Landlord removing approximately 44,400 square feet of rentable excess office space. In connection with the Fourth Amendment, we recorded a $356,000 restructuring charge for the consultant who assisted us in the negotiations. In the third quarter of 2001, we recorded a $1.1 million restructuring charge related to this excess office space representing one full year of lease costs.

         As a result of the factors discussed above, we recorded a loss from operations of $2.3 million for the nine months ended September 30, 2002, compared to a loss from operations of $2.1 million for the same period in 2001.

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

          In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country and industry conditions. For the period ended September 30, 2002, we did not experience any charges to bad debt expense, however, due to the general weakening of the economy, there can be no assurance that this trend will continue. Actual amounts could differ significantly from management's estimates. The allowance for doubtful accounts at September 30, 2002 was $108,000 or approximately 6% of total accounts receivable.

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

Revenue Recognition

         We earn revenue primarily from license fees, maintenance fees and professional services sold through direct sales or through our channel partners. The license arrangements do not provide for a right of return, and are primarily non-transferable and non-exclusive perpetual licenses. We offer two types of maintenance fees: one that provides the customer the right to telephone support and to receive error and bug fix releases and one that provides upgrade version releases of the product during the maintenance term.

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

         The fee is fixed or determinable. Our customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access with the server. Additional license fees are due when the total number of subscribers using our products increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery in the United States and within 30 - 90 days from product delivery internationally.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities provided $744,000 of cash for the nine months ended September 30, 2002, compared to using $1.3 million for the same period in 2001. The significant items contributing to cash provided by operations for the nine months ended September 30, 2002 was a $784,000 decrease in accounts receivable and $2.7 million added back for depreciation and amortization, partially offset by a net loss of $2.4 million, a $159,000 decrease in accounts payable and other accrued liabilities and a $261,000 decrease in deferred revenue, due to lower invoiced maintenance and support revenue during the nine months ended September 30, 2002. Contributing to cash used in operations for the nine months ended September 30, 2001 was a net loss of $2.1 million, a $1.5 million decrease in accounts payable and accrued liabilities and $2.0 million in net cash used in discontinued operations, partially offset by a $1.5 million decrease in accounts receivable and $2.7 million for depreciation and amortization.

         Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2002, compared to using $834,000 for the same period in 2001. The increase in cash used in investing activities is attributed to a $319,000 increase in capital expenditures due to paying $340,000 related to the two source code license agreements discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements, partially offset by a $21,000 decrease in other capital expenditures. In addition, we deposited $140,000 with our attorney in England to settle the cash portion of the purchase price for the Wizard acquisition upon closing on October 1, 2002 and paid $51,000 in transactions costs, and 2001 includes a $209,000 leasehold improvement refund received in the first quarter. Offsetting the increase in cash used in investing activities for the nine months ended September 30, 2002 was a decrease in capitalized software development costs of $387,000.

         Net cash provided by financing activities was $306,000 for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $2.8 million for the same period in 2001. During 2002, we paid $1.6 million related to our debt obligations, of which $1.1 million was for our revolving line of credit, partially offset by borrowings under our line of $965,000 and other borrowings of $139,000. In addition, we received $809,867 in net proceeds related to issuing 21,250 shares of our Series C-1 Preferred to SCP on September 30, 2002. Contributing to cash provided by financing activities during 2001 was $2.1 million in net proceeds related to issuing 53,750 shares of our Series C-1 Preferred, borrowing $1.7 million under our revolving line of credit and $584,000 in other borrowings, partially offset by $1.5 million in payments on our debt obligations.

         Our working capital requirements for the nine months ended September 30, 2002 and 2001 have been funded through internally generated funds, net borrowings under our $3.0 million revolving Credit Facility and our Series C Preferred Stock equity financing arrangement with SCP. Details of the equity and debt financings are discussed below.

         At September 30, 2002, $1,059,000 was outstanding under the Credit Facility and on September 30, 2002 we exercised our right to sell the remaining 21,250 shares of Series C-1 Preferred for net cash proceeds of $809,867. We are currently seeking to obtain additional equity financing for not less than $1.0 million necessary to help fund our ongoing operations and to comply with the terms and conditions of our Credit Facility. We believe such sources of funds will be sufficient to satisfy our operating and debt service cash needs for the foreseeable future, however, there can be no assurance that we will be able to obtain sufficient funding on terms acceptable to us, if at all. If necessary, we will delay certain operating and capital expenditures until adequate financing is obtained. In the event we are unable to secure sufficient debt or equity financing and our cash flows from operations are not sufficient to meet future cash requirements, our operations would be materially adversely affected. Equity Financings

Equity Financings

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

         On September 30, 2002, we exercised our right to sell the remaining 21,250 shares of the Option Stock to SCP. We received $809,867 in cash, net of transaction costs, in exchange for the shares. In accordance with the Agreement, we issued a warrant to SCP granting them the right to purchase up to 10,625 shares of Series C-2 Preferred at a purchase price of $40 per share. Currently, SCP has the right to purchase a total of 85,625 shares of our Series C-2 Preferred at a purchase price of $40 per share. As of September 30, 2002, 75,000 shares of Series C-1 Preferred are issued and outstanding and we have received $2.9 million, net of transaction costs, in total proceeds.

         As of September 30, 2002, we have issued 50,000 shares of our Series A Convertible Preferred Stock ("Series A Preferred") with a liquidation preference of $100 per share, plus cumulative dividends; 265,000 shares of our Series B Convertible Preferred Stock ("Series B Preferred") with a liquidation preference of $100 per share, plus cumulative dividends; 75,000 shares of our Series C-1 Preferred with a liquidation preference of $80 per share, plus cumulative dividends; and a warrant for the purchase of 85,625 shares of our Series C-2 Preferred (and collectively, with the Series C-1 Preferred, the "Series C Preferred") with a liquidation preference of $120 per share, plus cumulative dividends.

         The Series C Preferred ranks senior to all other classes and series of our capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up, and the Series B Preferred ranks senior to the holders of the Series A Preferred with respect to dividend rights, rights on liquidation, dissolution and winding up. In the event of any liquidation, merger, acquisition, dissolution or winding up of USDATA, whether voluntary or involuntary, the preferred stockholders shall be entitled to preferential distribution of up to approximately $52.0 million in value, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock. For example on an as-converted basis, the holders of Series C Convertible Preferred Stock would be entitled to up to $16.0 million in value prior to any distribution to common stockholders, the holders of Series B Convertible Preferred Stock would be entitled to up to $30.0 million in value prior to any distribution to common stockholders, and the holders of Series A Convertible Preferred Stock would be entitled to up to $6.0 million in value prior to any distribution to common stockholders.

Debt Financings

         On January 15, 2002, we renewed our revolving Credit Facility with JPMorgan Chase (the "Lending Bank"). The Credit Facility provides for $3.0 million in revolving credit availability through January 31, 2003 and bears interest at the prime rate plus 2.25% per annum, as amended. The Credit Facility has a commitment fee of 1.5% per annum on the total commitment of up to $3.0 million, is collateralized by certain of our foreign accounts receivable and is guaranteed by Export-Import Bank of the

United States for 90% of principal and interest. Availability under the Credit Facility is subject to a borrowing base calculation, which varies each month depending on billings and cash collections. In addition, we must be in compliance with certain debt covenants.

         We were not in compliance with the tangible net worth debt covenant for the periods ended March 31, April 30, and May 31, 2002. In addition, we did not comply with the earnings before interest, taxes, depreciation and amortization ("EBITDA") debt covenant for the quarter ended March 31, 2002. On April 15, 2002 and on July 12, 2002, we received two separate waivers from the Lending Bank waiving these defaults under the Credit Facility. In connection with the waiver received on April 15, 2002, the interest rate under the facility increased by 75 basis points from the prime rate plus 1.5% per annum to the prime rate plus 2.25% per annum. On July 12, 2002, the Lending Bank amended both debt covenants going forward beginning in June 2002 to be consistent with our most recent business plan. As a result, we complied with both debt covenants as of June 30, 2002. However, due to lower than expected revenue for the third quarter ended September 30, 2002, we were not in compliance with the EBITDA debt covenant for the third quarter of 2002. On October 24, 2002, we received a third waiver from the Lending Bank waiving this default under the Credit Facility.

         At September 30, 2002 and December 31, 2001, $1,059,000 and $1,145,000,
respectively, were drawn under the Credit Facility and are included in current liabilities. Based on the qualifying borrowing base arrangement under the Credit Facility, total availability at September 30, 2002 was $557,000 therefore we were overdrawn by $502,000. As a result, on October 1, 2002 and October 22, 2002, we paid $318,000 and $184,000, respectively; down on the line and on October 29, 2002, we borrowed $164,000 based on the qualifying base on that date. At October 31, 2002, $721,000 was borrowed under the line and based on the qualifying borrowing base arrangement on that date, total remaining availability was $58,000.

         Pursuant to the Export Loan Agreement (the "Loan Agreement"), which governs the Credit Facility between USDATA and the Lending Bank, USDATA will not without the prior written consent of the Lending Bank (a) merge, consolidate or otherwise combine with any other entity; (b) acquire all or substantially all of the assets or capital stock of any other entity; (c) make any material changes in its organizational structure or identity; or (d) enter into any agreement to do any of the foregoing. We requested that the Lending Bank consent to the acquisition of Wizard and waive the foregoing covenants insofar as they prohibit the acquisition. On October 1, 2002, we received a Conditional Consent and Waiver from the Lending Bank, subject to the following new debt covenants: (a) USDATA shall have entered into a binding agreement to receive new equity financing for not less than $1.0 million, on terms and conditions acceptable to the Lending Bank, on or before October 31, 2002 and (b) USDATA shall receive the funds from the new equity financing on or before November 15, 2002. On November 10, 2002, the foregoing deadlines were extended as follows: USDATA has until December 31, 2002 to obtain a binding commitment to obtain new equity financing, and we shall receive the funds no later than January 15, 2003.

         The following table summarizes our contractual obligations related to debt, capital leases and operating leases at September 30, 2002:

(in thousands)                                Commitment Per Period
                                -----------------------------------------------
                                 Total     2002     2003     2004    Thereafter
                                -------   ------   ------   ------   ----------
Revolving line of credit        $ 1,059   $1,059   $   --   $   --   $       --
Long-term debt and other debt       657      229      357       71           --
Capital leases                      184       15       62       64           43
Operating leases                  7,045      204      812      818        5,211
                                -------   ------   ------   ------   ----------
                                $ 8,945   $1,507   $1,231   $  953   $    5,254
                                =======   ======   ======   ======   ==========

International Operations

         Our international revenues represented approximately 67% of our total revenue during 2001. For the nine months ended September 30, 2002, approximately 66% of total revenues were derived from our international customers. Revenues from international operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets we can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks and other factors beyond our control in any nation where we conduct business could have a material adverse effect on our operations.

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

         On July 23, 2002, we received a notice from The Nasdaq SmallCap Market that for the last 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we have 180 days, or until January 21, 2003, to regain compliance. If, at anytime before January 21, 2003 our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will have regained compliance. On September 10, 2002, we received notice from The Nasdaq SmallCap Market that the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we have regained compliance with the minimum $1.00 per share requirement. There can be no assurance that we will be able to continue compliance with this listing requirement in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and we have adopted the provisions, as required, in fiscal year 2002. Adoption of SFAS No. 141 and No. 142 did not have a material impact on our consolidated results of operations or financial position for the periods ended September 30, 2002 or 2001.

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

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 became effective for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a material effect on our consolidated results of operations or financial position for the periods ended September 30, 2002 and 2001.

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

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk associated with changes in interest rates relates to our variable rate bank note payable of $80,000 and our revolving line of credit of with a current outstanding balance of $1,059,000. Interest rate risk is estimated as the potential impact on our results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on our results of operations and financial position.

         A significant portion of our revenues is derived from foreign operations (approximately 67% as of December 31, 2001 and approximately 70% as of September 30, 2002). We primarily invoice and collect in U.S. dollars; therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 14, 2002 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of November 14, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to November 14, 2002.

PART II. OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (filed as part of this report).

                  99.1 Certificate of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

                  99.2 Certificate of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       USDATA CORPORATION




Date: November 14, 2002                /s/ James E. Fleet
                                       -----------------------------------------
                                       James E. Fleet
                                       Interim President, Chief Executive
                                       Officer and Director
                                       (Principal Executive Officer)


Date: November 14, 2002                /s/ Jennifer P. Dooley
                                       -----------------------------------------
                                       Jennifer P. Dooley
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

CERTIFICATIONS

I, James E. Fleet, certify that:

1. I have reviewed this quarterly report on Form 10-Q of USDATA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                       /s/ JAMES E. FLEET
                                       -----------------------------------------
                                       James E. Fleet
                                       Interim Chief Executive Officer
                                       (Principal Executive Officer)

I, Jennifer P. Dooley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of USDATA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                       /s/ JENNIFER P. DOOLEY
                                       -----------------------------------------
                                       Jennifer P. Dooley
                                       Chief Financial Officer (Principal
                                       Financial Officer)

EXHIBIT INDEX



99.1     Certification of Chief Executive Officer of the Company pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of Chief Financial Officer of the Company pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.