Form 10-K
period 2002-12-31
USDATA CORP
filed 2003-04-15
CIK 943895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

  As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $689,497. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the registrant's Common Stock.

  As of March 28, 2003, the registrant had outstanding 3,708,518 shares of its
                    Common Stock, par value $.01 per share.

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

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                      INDEX


                                     PART I

ITEM 1.   Business..............................................................................................2
ITEM 2.   Properties...........................................................................................13
ITEM 3.   Legal Proceedings....................................................................................14
ITEM 4.   Submission of Matters to a Vote of Security Holders..................................................14

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters................................14
ITEM 6.   Selected Financial Data..............................................................................16
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations................17
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk...........................................29
ITEM 8.   Financial Statements and Supplementary Data..........................................................29
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................ 29

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant...................................................29
ITEM 11.  Executive Compensation...............................................................................30
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.......................................30
ITEM 13.  Certain Relationships and Related Party Transactions.................................................30
ITEM 14.  Controls and Procedures..............................................................................30

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................30
          Signatures...........................................................................................34

                                     PART I

ITEM 1. BUSINESS

GENERAL

      USDATA Corporation was founded in 1974 with headquarters in Richardson, Texas, a Dallas suburb, with additional offices or personnel in various locations in the United States and Europe. USDATA was reincorporated in the State of Delaware in 1992.

      USDATA is an independent, global supplier of industrial automation software tools, applications and consulting services designed to provide businesses with the knowledge and control needed to perfect the products they produce and the processes they manage. During the 1980s, USDATA evolved its software research and engineering to focus on supervisory control and data acquisition ("SCADA"). As a result, we developed FactoryLink(R), our main industrial automation software product, which has become one of the manufacturing and process industry's most widely used automation products. FactoryLink(R) was launched in 1986 and to date has shipped more than 79,000 copies to more than 110 countries around the world.

      As manufacturing continued to evolve, so did the need to create new solutions that would assist companies to better manage their production processes. In 1998, USDATA launched Xfactory(R). Building on its expertise on the shop floor, USDATA's Xfactory(R) product is designed to track all aspects of discrete manufacturing production in real time. Xfactory(R) maintains historically accurate records, provides defect tracking, and complete product genealogy. Data gathered and analyzed by this powerful product gives companies the insight needed to improve production performance and meet the changing requirements of customers dynamically, while generating enhanced competitive advantage.

      USDATA uses its deep industry knowledge and domain expertise to create software solutions for the industrial automation marketplace by supplying a wide range of software products and services to customers in the manufacturing, infrastructure and automation segments. USDATA's software enables manufacturers to access more accurate and timely information - whether they are on the plant floor, in the office, or around the globe. USDATA's software solutions span a wide range of manufacturing and automation processes, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with our customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage. USDATA's software solutions provide a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

      USDATA's core competencies in automation, shop floor, process control, and production execution are value-added knowledge incorporated into application software. USDATA combines internal software product development resources with partners and contractors in conjunction with a Rapid Application Development methodology, leveraging USDATA's standards for development, open architecture and quality to produce successful software products. USDATA's product development team leverages these core competencies along with their domain knowledge to produce powerful, easy to use application tools and products for the industrial automation markets.

      In recent years, USDATA developed and implemented a product development approach that leverages technology partnerships with companies such as Microsoft and Schneider Automation, Inc. ("Schneider"). This ability to manage and develop software globally through partnerships has become a core competency that extends USDATA's product development reach beyond traditional operating investment constraints to rapidly produce competitive and innovative software products.

      USDATA serves customers in a wide variety of industries including: chemical, oil and gas, food, beverage, automotive, aerospace, telecommunications, electronics, transportation and other industries. USDATA's software operates in 17 of the top 25 global manufacturers and many of the world's largest companies including: Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Heineken, Michelin Tire Corporation, Nestle SA, Alcatel, Mitsubishi Electric Corporation, The City of Los Angeles, United Parcel Service of America, Inc., Singapore Mass Rapid Transit, Credit Suisse, TransCanada PipeLines Limited, Tacoma Power, Petroleos Mexicanos, Schneider and ALSTOM Technologies, S.A.

      In the field of product tracking and manufacturing software technologies, USDATA has a customer base that includes Flextronics (formerly JIT Electronics Pte Ltd), Kingston Technology Company, DRS Technologies, Micro Systems Engineering, Inc., Philips Assembly Centre Hungary Ltd, Crossroads Systems, Inc., Tower Automotive, Inc., Magna

International, Inc., Filtronics Compound Semiconductors Ltd, DuPont Photomasks, Inc., Teksid Aluminio de Mexico S.A. de C.V. and Simple Technology.

      Revenues are generated globally from the United States, Europe, Canada, Latin America and Asia Pacific. USDATA sells products and services to end customers and systems integrators through distributors, original equipment manufacturer ("OEM") relationships and direct sales. In addition, USDATA has certified integration partners ("CIPs") worldwide ranging from global companies to small systems integrators who create additional customer solutions built on USDATA's products.

PRODUCTS AND SERVICES

OVERVIEW

      USDATA develops, markets and supports component-based software products for customers requiring enterprise-wide, open solutions for the industrial automation markets. These software products provide customers real-time computer applications that enable interactive, dynamic and graphical interfaces to industrial operations. These applications collect, consolidate and communicate information about an automated process, typically drawn from complex operating sources or from multiple sites throughout an enterprise, and enable the user to interact with and control critical processes. The real-time information provided by our products is intended to enable customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

      USDATA's software product, FactoryLink(R), is a process knowledge and control solution used to develop custom SCADA and human machine interface ("HMI") for the supervision and control of a broad range of automated processes. FactoryLink(R) is a horizontal application tool set used by systems integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution, transport and water treatment.

      In mid-1998, we introduced Xfactory(R), a product knowledge and control software product that enables customers to leverage their existing business and planning systems with enterprise-wide, open systems solutions for production management. In 2001, we introduced Xfactory(R) 2.0 enabling production, execution and tracking for eManufacturing integration with business and supply chain systems. The target market for Xfactory(R) is production and visibility management for build/configure to order discrete manufacturing. Systems integrators, consultants and in-house information technology ("IT") specialists use Xfactory(R) to support online business-to-business eCommerce by creating applications for order status and change order management, visibility into manufacturing, product tracking and genealogy, and collection and analysis for product line development.

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

      To make effective and efficient operational decisions, both types of information - product and process - must be used. This integration raises a fundamental issue of how to create communication between the disparate natures of business and process control systems. USDATA's products are designed to integrate business and process control systems into comprehensive decision support, reporting and real-time operational systems.

      Today's companies are seeking new ways to improve their process efficiency and control, as well as increase the profitability of their manufacturing plants without losing product quality or raising warranty liability. Moreover, companies are using the Internet to build efficiency into their management of data while connecting to the outside world to integrate critical information across their supply chain and customers. Current industry trends point to a future of plant-centric e-manufacturing, where a company's ERP systems, customer relationship management systems ("CRM"s), and supply chain management systems ("SCM"s) will all require accurate, timely information from the shop floor. USDATA offers the following products to meet the needs of the process and manufacturing industry.

PRODUCT LICENSE PRODUCTS - FACTORYLINK(R)

      FactoryLink(R) is a collection of software tools used to build a variety of industrial SCADA/HMI applications. It allows customers to collect and monitor data from disparate process control systems. FactoryLink(R) acts as a hub for real-time information that may be used by various decision makers interested in the real-time status of an automated process. In 2001, we released FactoryLink(R) ++, which enhanced the core product with some ease-of-use features and redundancy for seamless application fail over. In January 2003, we announced our release of FactoryLink(R) 7.1, which leverages Microsoft .NET Framework technology to provide enhanced connectivity and ease-of-use in implementing distributed systems in Windows XP and Windows 2000 operating environments.

      To simplify connecting to plant floor devices, USDATA includes support for object linking and embedding for process control in FactoryLink(R), making it an interoperable server that can collect and distribute data throughout a multi-vendor manufacturing environment. FactoryLink(R)'s extensive database connectivity and interfaces to MES and ERP products allow it to function as the automation system hub, much broader than just an HMI. Customers can now leverage their existing investments in various HMIs and build an integrated system, thereby eliminating existing islands of automation.

FactoryLink(R) software enables a customer to:

- Create easy-to-use, real-time supervisory control applications that provide dynamic graphical representations of automated processes;

- Design, test and build an automation application without computer programming knowledge through the use of an interactive graphical interface, pull-down menus, mouse-driven, point-and-click commands and fill-in-the-blank configuration tables;

- Develop automation applications that are portable and scaleable from low-end to high-end systems;

- Deploy completed applications easily and economically throughout an enterprise that may use different types of computer hardware and operating systems;

- Provide an upgrade path by allowing easy modification of applications in response to customers' changing business needs; and

-     Maintain completed applications in an efficient and cost effective manner.

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

PRODUCT LICENSE PRODUCTS - XFACTORY(R)

      A key component of enabling a successful manufacturing strategy is the use of software solutions that enable manufacturers to create, accumulate, access, and share both product information and manufacturing process information across the extended enterprise and plant-to-plant. We believe the manufacturing industry will change its application infrastructure over the next 10 to 15 years as it moves from supporting a traditional business approach with largely custom integration to collaborative supply chain manufacturing supported by packaged software implementation. We also believe that manufacturers will integrate the plant into the business process, specification, costing, planning, manufacturing and delivery process. In addition to traditional manufacturing investment to improve overall equipment efficiency and equipment/operator ratio, and maximize plant assets, investments will also be made to create faster time to market (volume), production visibility to the supply chain and build to customer order.

      The Xfactory(R) software product enables customers to develop versatile and flexible manufacturing applications for production management, product tracking and genealogy tracking for supply chain manufacturing and production processes. The information provided by Xfactory(R) enables customers to reduce operating costs, improve product quality and increase overall supply chain throughput and productivity.

SERVICES

      We offer selected services to complement the capabilities of the distribution and integration channel.

      Accelerate Services - This offering is designed to aid systems integrators and end-users in planning and implementing a project using USDATA products. This offering is centered on an innovative project methodology covering all aspects of the planning, designing, implementation, change management and operation of industrial automation software systems. The key component of an automation strategy is the use of software solutions that enable manufacturers to create, accumulate, access, and share both product information and manufacturing process information across the extended enterprise and plant-to-plant. USDATA combines FactoryLink(R) and/or Xfactory(R) with the Accelerate methodology designed to support successful customer installations and the rapid realization of value. The purpose of the Accelerate methodology is to help buyers achieve a rapid, complete, controlled and cost effective roll-out of FactoryLink(R) and/or Xfactory(R) while retaining control of their financial investment so that business value can be achieved as rapidly as possible.

      Customer Support Services - Provided on an annual subscription basis and in partnership with the distribution channel, this offering provides end-users and systems integrators extended technical phone support, knowledgebase access, and software maintenance product updates.

MARKETING, SALES AND DISTRIBUTION

      USDATA's sales and support organization includes channel management personnel, direct solutions and product sales, a corporate marketing group for lead generation, a technical resource group and a network of authorized worldwide distributors that acquire licenses for our products at a discount and remarket and provide training, customer support and consulting services to end-users. Our sales and support organization combines its internal resources with the resources, expertise and customer base of qualified third party distributors, remarketers and integrators. Our sales and marketing organization consisted of approximately 31 persons as of December 31, 2002, in Richardson, Texas, in our field sales locations in other cities in the United States, and in Western Europe.

      Sales to foreign customers (primarily in Europe) continue to be a significant source of revenue for USDATA. For the years ended December 31, 2002, 2001 and 2000, we realized revenues from our international operations of $7.6 million (73% of revenues), $9.1 million (67% of revenues), and $10.8 million (67% of revenues), respectively. Most of our international revenues were derived from sales and services related to the FactoryLink(R) software products. For the years ended December 31, 2002, 2001 and 2000, respectively, international revenues were primarily derived from France in the amounts of $3.0 million, $2.9 million and $3.2 million; United Kingdom in the amounts of $1.0 million, $1.0 million and $1.5 million; Italy in the amounts of $621 thousand, $814 thousand and $802 thousand; Germany in the amounts of $517 thousand, $679 thousand and $481 thousand; and Canada in the amounts of $414 thousand, $948 thousand and $703 thousand.

      We market our products via a network of 28 distributors, referred to as tier one partners ("TOPs") that collectively generated 61% and 62% of sales during 2002 and 2001, respectively. An additional 28% and 21% of our sales during 2002 and 2001, respectively, were generated through an OEM private label arrangement with Schneider Automation. The remaining 11% and 17% for 2002 and 2001, respectively, was sold directly to key accounts. We have certified integration partners around the world ranging from global consulting and integration companies to smaller companies that do work with specific plants on a local basis.

      USDATA is a business-to-business company with nearly 80% of its business conducted over the web. In addition to ordering and quoting, USDATA's PartnerNet is a web site utilized by our extended community for sales support, product support, and marketing. This indirect strategy is critical to our success and future growth because each TOP functions as a virtual extension of our sales, service and support organizations. Typically, the business model of TOPs is primarily driven by industrial software revenues and related products. TOPs generally have value-added products and services that are additive to our core products, and TOPs generally work cooperatively with a community of local systems integrators that actually perform project work for the end-user. We regularly improve the TOP channel by monitoring performance against a comprehensive set of metrics and upgrading distributors as appropriate. In addition, we continue to focus on expanding the number of our TOPs to increase sales performance.

      The TOP distribution channel has historically focused more on the market with the FactoryLink(R) product line and we intend to complement this with direct sales activity to sell Xfactory(R) and Accelerate services. In addition to increasing Xfactory(R) software sales for the manufacturing market, we intend to increase related consulting and implementation service revenue.

CUSTOMER SERVICE

      USDATA believes a high level of customer service and technical support is critical to customer satisfaction, especially since many of our customers use our products to develop complex, large-scale applications on which the success of their organizations may depend. USDATA has established, and intends to continue to enhance and expand, an integrated, highly skilled channel service and technical support organization.

      USDATA provides first level, localized support through its highly qualified and experienced TOPs. Support engineers are networked utilizing a single knowledge base system that is intended to enable quick and efficient transfer of data, software corrections and up-to-date technical information. In addition to frequent interaction between our support personnel and the TOPs' engineers, we also conduct regular training sessions to enhance the technical knowledge and working relationship in this support community. Annual customer support agreements are available to customers in various forms.

      USDATA also provides customer support for its products via the web, allowing users access to the latest software fixes, FAQ's (frequently asked questions), detailed examples and on-line trouble shooting/problem submission. USDATA also maintains a FactoryLink(R) Certified Integration Partner Program. Members of this program have access to specific vertical market and industry expertise and established relationships with prominent hardware and software vendors.

      USDATA offers comprehensive training classes to customers and third-party remarketers. Training classes are offered through in-house training facilities and through our authorized training TOPs throughout the world. The training curriculum is a comprehensive program of application development training in a hands-on, lab-based training environment. USDATA is also able to provide on-site training when required by customers.

CUSTOMERS

      Since the introduction of the FactoryLink(R) software product in 1986, USDATA has licensed more than 79,000 units worldwide for use in the chemical, oil and gas, food, beverage, public utility, pharmaceutical, pulp and paper, automotive, aerospace, electronics, telecommunications, water treatment, transportation and numerous other industries. Established end users include Anheuser-Busch Companies, Inc., Ford Motor Company, Goodyear Tire & Rubber Company, Heineken, Mitsubishi Electric Corporation and Michelin Tire Corporation. In the year ended December 31, 2002, no single end user of USDATA's products accounted for more than 10% of our total revenues.

      The target market for Xfactory(R) is production and visibility management for build/configure-to-order discrete manufacturing. Systems integrators, consultants, and in-house IT groups have used Xfactory(R) to support online business-to-business eCommerce by creating applications for order status and change order management, visibility into manufacturing, product tracking, genealogy, and collection and analysis for product line development. However, this market is exhibiting a strong need for direct vendor involvement in the design and deployment of these systems. As a result, we have established a delivery process that utilizes the expertise of both internal personnel and that of carefully selected business partners to meet this market demand. Current Xfactory(R) customers include: Flextronics (formerly JIT Electronics Pte Ltd), Kingston Technology Company, DRS Technologies, Micro Systems Engineering, Inc., Philips Assembly Centre Hungary Ltd, Crossroads Systems, Inc., Tower Automotive, Inc., Magna International, Inc., Filtronics Compound Semiconductors Ltd, DuPont Photomasks, Inc., Teksid Aluminio de Mexico S.A. de C.V. and Simple Technology.

      USDATA has maintained a long-term partner relationship with Schneider Automation, Inc. Schneider Automation, Inc. and its predecessors have been purchasing a private label, OEM version of FactoryLink(R) for resale from USDATA since 1989. Revenues from Schneider Automation, Inc. accounted for $2.9 million, $2.9 million and $3.8 million or 28%, 21% and 24%, respectively, of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

PRODUCT INNOVATION AND DEVELOPMENT

      USDATA's product development efforts are focused on expanding our portfolio of software products as well as maintaining the competitiveness of our current products, including development of future releases, improvements in the ease of use of our products and creation of new application modules and development tools as well as the development of new products that enable manufacturing performance improvement. The independence of our products from underlying hardware platforms, Graphical User Interfaces, Relational Database Management Systems, networks and other technologies and standards gives USDATA the flexibility to evaluate a wide range of new opportunities to expand the current scope of our products. USDATA's development activities generally are driven by market requirements and, to the extent possible, leverage known technologies and architectures.

      During the years ended December 31, 2002, 2001 and 2000, we invested approximately $2.1 million, $3.0 and $12.3 million, respectively, in product development including $0.7 million, $1.3 million and $4.1 million of capitalized software development costs in 2002, 2001 and 2000, respectively. In the years ended December 31, 2002, 2001 and 2000 we expended 21%, 22% and 77%, respectively, of our total revenues on product development. We anticipate that we will continue to commit substantial resources to product development in the future.

COMPETITION

      The software markets in which USDATA participates are intensely competitive and are subject to rapid changes in technology and frequent introductions of new computer platforms and software standards. As a result, we must continue to enhance our current products and to develop new products in a timely fashion to maintain and improve our position in this industry. USDATA competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of computer platforms and operating systems, technical support and other related services, ease of product integration with third party applications software, price and performance.

      USDATA's FactoryLink(R) product competes with a number of suppliers, including Intellution, owned by GE Fanuc Automation, Rockwell Software, owned by Rockwell Automation, and Wonderware Corporation, owned by Invensys, as well as other large programmable logic controller ("PLC") and distributed control system ("DCS") manufacturers that provide similar software along with their hardware products.

      USDATA's Xfactory(R) product competes with a number of "pure play" software suppliers, including Camstar Systems, Inc. and Datasweep, Inc. The Xfactory(R) product also competes with software products offered by larger specialized equipment vendors including Teradyne, Inc. and Brooks Automation, Inc. Additionally, we compete with a large number of smaller software companies that provide similar software.

      Certain businesses develop these types of systems internally. Many of our existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than USDATA. Certain of these organizations also have greater name recognition and a larger installed product base. USDATA's competitors could introduce products in the future with more features and lower prices than our product offerings. These organizations could also bundle existing or new products with other products or systems to compete with us. As the market for industrial automation and process control software products develops, a number of companies with significantly greater resources than USDATA could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors. Any of these events could have a material adverse effect on our business, prospects, operations and financial condition.

BACKLOG

      USDATA typically ships software products within a short period of time after acceptance of purchase orders. Accordingly, we typically do not have a material backlog of unfilled orders for our software products, and revenues in any quarter are substantially dependent on orders booked in the quarter. Any significant weakening in customer demand would therefore have an almost immediate adverse impact on USDATA's operating results and on USDATA's ability to maintain profitability and positive cash flows from operations.

INTELLECTUAL PROPERTY

      USDATA holds patents in the United States covering control systems that employ the features embodied in our FactoryLink(R) product. We have registered our "USDATA," "FactoryLink" and "Xfactory" trademarks with the United States Patent and Trademark Office, as well as in several foreign countries.

      USDATA regards its software as proprietary and attempts to protect it with a combination of patent, copyright, trademark and trade secret law, license agreements, nondisclosure and other contractual provisions and technical measures. USDATA requires employees to sign an agreement not to disclose trade secrets and other proprietary information.

      USDATA's software products generally are licensed to end-users under a non-transferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may access them. USDATA relies primarily on "shrink wrap" licenses for the protection of its products. A shrink wrap license agreement is a printed and/or electronic license agreement included with the packaged software that sets forth the terms and conditions under which the purchaser can use the product and binds the purchaser by its acceptance and purchase of the software to such terms and conditions. In addition, in some instances USDATA licenses its products under written agreements that give licensees limited access to the source code of our products.

      USDATA believes that existing intellectual property laws and other protective measures afford only limited practical protection for our software. Furthermore, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Shrink-wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions. Accordingly, despite precautions we have taken, it may be possible for unauthorized third parties to copy or reverse-engineer certain portions of our products or to obtain and use information that we regard as proprietary.

      While our competitive position could be threatened by our inability to protect our proprietary information, we believe that, because of the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections available for our technology.

      As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software programs could increasingly become the subject of infringement claims. Although our products have not been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against us in the future or that any such assertion will not result in costly litigation or require us to obtain a license to use the intellectual property rights of such parties. In addition, there can be no assurance that such a license would be available on reasonable terms or at all.

EMPLOYEES

      As of December 31, 2002, USDATA had approximately 66 full-time employees, of which 25 are included in our foreign operations. None of our employees are subject to a collective bargaining agreement, and we have not experienced any work stoppage. We believe that our relations with our employees are good.

OUR WEBSITE AND AVAILABILITY OF SEC REPORTS

      Our corporate website is located at www.usdata.com. We make copies of our filings with the Securities and Exchange Commission available to investors on our website without charge as soon as reasonably practicable after we electronically file them with the SEC. Our SEC filings can be found on the Investor Relations page of our website or directly at http://www.usdata.com/company/shareholders.html.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS AND FUTURE OPERATING RESULTS

      In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operating results and financial condition. The occurrence of any of the following risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A VARIETY OF FACTORS.

      Our operating results have fluctuated in the past and may vary from quarter-to-quarter in the future. These fluctuations may adversely affect our business, financial condition, and the market price of our common stock. A number of factors, many of which are outside our control, may cause variations in quarter-to-quarter revenues and operating results, including:

-     changes in demand for our software solutions and services;

- the length of our sales cycle, and the timing and recognition of sales of our products and services, including the timing and recognition of significant product orders;

- unexpected delays in the development and introduction of new products and services;

- increased expenses, whether related to sales and marketing, software development or other corporate activities;

- changes in the demand for products and services in the industrial automation market;

- the mix of revenue during any period, particularly with respect to the breakdown between software license and services revenues;

- changes in our pricing policies and product offerings, or changes by our competitors;

- fluctuations in demand for Internet access and enhanced products and services;

-     potential customers' perception of our financial soundness;

-     the hiring, retention and utilization of personnel;

- costs related to the integration of people, operations and products from previously acquired businesses and technologies and from future acquisitions, if any; and

-     general economic conditions.

      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of analysts and investors, the market price of our common stock would likely decline.

SALES CYCLES ARE SUBJECT TO SEASONALITY, WHICH COULD RESULT IN FLUCTUATIONS IN THE MARKET PRICE OF OUR COMMON STOCK.

      We experience seasonality in the sales of our software. We tend to report higher revenues during the fourth quarter of the year and lower revenues during the first quarter of the year. These seasonal variations in sales may lead to fluctuations in our quarterly operating results, which in turn may lead to volatility in the market price of our common stock.

SUBSTANTIAL COMPETITION COULD REDUCE OUR MARKET SHARE AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

      The market for products and services in industrial automation is very competitive, and we expect competition to intensify in the future. We currently face competition from a variety of sources, including: software providers, in-house development, systems integrators, enterprise software companies and industrial automation hardware companies.

      Some of our current and potential competitors have longer operating histories, greater name recognition, greater resources and a higher number of established customer relationships than we have. Many of these competitors also have extensive knowledge of our industry. As a result of these factors, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the marketing and sale of their products. If we are not able to compete effectively, our business, results of operations, and financial condition could be materially adversely affected.

THE PERFORMANCE AND STRATEGIC DECISIONS OF OUR DISTRIBUTORS AND RESELLER PARTNERS MAY IMPACT OUR REVENUE PERFORMANCE.

      A significant amount of our revenue is generated through third party relationships such as distributors and resellers. We cannot assure you that these partners will continue to sell and support our products. For example, they may sell their business to a competitor, discontinue their operations, or switch to competitive products. In addition to potential revenue loss, the replacement of these partners may place increased demands on our management, financial and operational resources. If we are unable to manage our distribution network effectively, our business, results of operations and financial condition could be materially adversely affected.

WE RELY ON THE REVENUES OF OUR LARGEST CUSTOMER SCHNEIDER AUTOMATION, INC. FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE. IF WE LOSE THIS CUSTOMER, IT WOULD HAVE AN IMMEDIATE DETRIMENTAL IMPACT ON OUR OPERATING RESULTS.

      Although our business strategy is to implement our product license products and services to many different customers across the industrial automation marketplace, we have derived, and may derive in the future, a significant portion of our revenue from a limited number of customers. For example, revenues from Schneider Automation, Inc. accounted for $2.9 million, $2.9 million and $3.8 million or 28%, 21% and 24%, of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. If we are unable to continue to serve these customers or if these customers decide not to utilize our products, there will be an immediate detrimental impact on our operating results. We expect revenue from our large customers to vary from year to year. In the future, the loss of any of our significant customers or a significant decrease in revenues from these customers can harm our results of operations, financial position or cash flows.

OUR FUTURE RESULTS MAY BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

      Because we sell and market our products worldwide, our business is subject to risks associated with doing business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

-     the need to comply with the laws and regulations of different countries;

- difficulties in enforcing contractual obligations and intellectual property rights in some countries;

-     difficulties and costs of staffing and managing foreign operations;

- difficulties in collecting international accounts receivable and the existence of potentially longer payment cycles;

-     the impact of possible recessions in economies outside the United States;
      and

- political and economic instability, including instability related to terrorist attacks in the United States and abroad.

      If we are unable to minimize the risks associated with international sales and operations, our business, results of operations, and financial condition could be materially adversely affected, which could cause our stock price to decline.

WE MAY PURSUE STRATEGIC ACQUISITIONS, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS IF UNSUCCESSFUL.

      On October 1, 2002, we completed the acquisition of Wizard Information Systems Limited, which is one of our largest distributors in Europe. We may continue to analyze and consider other potential acquisitions or investments in complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in assimilating acquired operations and products, and could result in the diversion of our capital and our management's attention from other business issues and opportunities. For instance, the integration of acquired companies may result in problems related to the integration of technology and management teams. We may not be able to successfully integrate operations, personnel or products that we may acquire in the future. If we fail to successfully integrate any future acquisitions, our business, results of operations, and financial condition could be materially adversely affected. In addition, our acquisitions may not be successful in achieving desired strategic objectives, which would also cause our business to suffer. Acquisitions also may present other risks, such as exposing us to potential unknown liabilities associated with acquired businesses.

IF WE FAIL TO ADAPT TO RAPID CHANGES IN THE INDUSTRIAL AUTOMATION MARKET, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE.

      The market for our products are marked by rapid technological changes, frequent new product introductions, uncertain product life cycles, changes in customer demands, and evolving industry standards and regulations. We may not be able to successfully develop and market new products or product enhancements that comply with present or emerging technology standards. Also, any new regulations or technology standards could increase our cost of doing business.

      New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable. To succeed, we will need to enhance our current products and develop new products on a timely basis to keep pace with developments related to the industrial automation market and to satisfy the increasingly sophisticated requirements of our customers. Software addressing the needs of the industrial automation market is complex and can be expensive to develop, and new products and product enhancements can require long development and testing periods. Delays in developing and releasing new or enhanced products could cause us to lose revenue opportunities and customers.

OUR SOFTWARE PRODUCTS MAY CONTAIN ERRORS, WHICH COULD DAMAGE OUR REPUTATION, DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS, AND CAUSE US TO LOSE CUSTOMERS AND REVENUE.

      Despite internal testing and testing by third parties, complex software products such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Serious defects or errors could delay market acceptance and result in lost revenues and customers.

      In November 2002, we terminated three employees in quality assurance as part of a plan to outsource a portion of our quality assurance department. We do not anticipate that this action will adversely affect our future testing and quality assurance capabilities; however, there can be no assurance that our products will continue to be produced in accordance with our quality standards.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE USE OF OUR TECHNOLOGY BY COMPETITORS OR OTHER THIRD PARTIES.

      We rely upon a combination of copyright and trade secret protection, confidentiality and nondisclosure agreements, and licensing arrangements to establish and protect our intellectual property rights. We seek to prevent disclosure of trade secrets through a number of means, including requiring those individuals with access to our proprietary information to enter into nondisclosure agreements with us, and restricting access to our source code. Trade secret and copyright laws, under which we seek to protect our software, documentation and other proprietary materials, provide only limited protection. Despite these efforts to protect our proprietary rights, unauthorized parties may be successful in copying or otherwise obtaining and using our software. In addition, other parties may breach confidentiality agreements or other protective contracts that we have entered into with them, and we may not be able to enforce our rights in these circumstances. Any actions we take to enforce our intellectual property rights could result in significant expense as well as the diversion of management time and other resources.

      In addition, detecting infringement and misappropriation of intellectual property can be difficult, and there can be no assurance that we would detect any infringement or misappropriation of our proprietary rights. Even if we are able to detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert significant financial and other resources from our business operations, and may not ultimately be successful. Moreover, we license our software internationally, and the laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

IF WE ARE UNABLE TO RELY ON LICENSES OF INTELLECTUAL PROPERTY FROM THIRD PARTIES, OUR ABILITY TO CONDUCT BUSINESS COULD BE HARMED.

      We rely on third-party licensors for technology that is incorporated into, and is necessary for the operation of, some elements of our software. Our success will depend in part on our continued ability to have access to such technologies that are or may become important to the functionality of our products. We cannot assure you, however, that such licenses will be available in the future on favorable terms or at all.

WE MAY SEEK ADDITIONAL FINANCING IN THE FUTURE, WHICH COULD BE DIFFICULT TO OBTAIN AND WHICH COULD DILUTE YOUR OWNERSHIP INTEREST OR THE VALUE OF YOUR SHARES.

      We intend to continue to invest in the development of new products and enhancements to our existing products. Based upon anticipated levels of operations, we anticipate that our ongoing working capital requirements will continue to be funded through internally generated funds, our net borrowings from our working capital line of credit and the $1.5 million equity financing we received on January 15, 2003. We anticipate that such sources of funds will be sufficient to satisfy our operating and debt service cash needs throughout 2003 and for the foreseeable future; however there can be no assurance that these funds will be sufficient. From time to time, we may seek to raise additional funds through public or private financing, or other arrangements. The timing, amount, terms and conditions of additional financings will vary subject to a number of factors, including market conditions, our operating performance and investor sentiment. There can be no assurance that we will be able to obtain any additional public or private financing on terms we can accept, if at all. If necessary, we will delay certain operations and capital expenditures until adequate financing is obtained. In the event we are unable to secure sufficient financing, our operations would be materially adversely affected.

      If we raise additional funds through the sale of equity or convertible debt securities, our common stockholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of our outstanding common stock. We also may issue securities that have rights, preferences and privileges senior to our common stock.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING UNDER OUR WORKING CAPITAL LINE OF CREDIT OR MAINTAIN COMPLIANCE WITH ITS FINANCIAL COVENANTS.

      Our working capital line of credit requires us to maintain compliance with certain financial covenants. We were not in compliance with the tangible net worth debt covenant for the months ended March 31, April 30, and May 31, 2002. In addition, we did not comply with the earnings before interest, taxes, depreciation and amortization ("EBITDA") debt covenant for the quarter ended March 31, 2002. On April 15, 2002 and July 12, 2002, we received two separate waivers from the lending bank waiving these defaults under the credit facility. On July 12, 2002, the lending bank amended both debt covenants going forward beginning in June 2002 to be consistent with our most recent operating plan. We complied with both debt covenants as of June 30, 2002, but due to lower than expected revenue for the third quarter of 2002 and an unexpected asset impairment charge in the fourth quarter of 2002, we failed to comply with the EBITDA debt covenant for both quarters and the tangible net worth debt covenant for the fourth quarter. On October 24, 2002 and at renewal on January 31, 2003, we received waivers from the lending bank waiving these defaults. These same covenants require us to maintain increasingly higher amounts of EBITDA and tangible net worth during 2003. In order to meet such requirements throughout 2003, we will be required to achieve sales levels, which are above those that have currently been attained. There is no assurance we will be able to reach such sales levels and maintain compliance with the financial covenants. In addition, based on the conditional financing arrangements of our working capital line of credit, there can be no assurance we will be able to obtain any additional funding on acceptable terms, if at all. In the event of a default under our working capital line of credit and in the event the bank does not waive the default, our operations could be materially adversely affected. In that event, we would be required to delay or abandon certain operating activities and capital expenditures, which would further adversely affect our operations.

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK HAS BEEN AND MAY REMAIN VOLATILE.

      The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume of our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or continue to decline significantly in the future. In addition, the equity markets in the United States have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our common stock in future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with our strategic partners or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, loss or addition of major customers, conditions and trends in the industrial automation industry, regulatory considerations and domestic and international market and economic conditions.

BECAUSE A LARGE STOCKHOLDER BENEFICIALLY OWNS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, IT MAY SIGNIFICANTLY INFLUENCE MAJOR CORPORATE DECISIONS AND OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE SUCH CORPORATE DECISIONS.

      SCP Private Equity Partners II, L.P., or SCP, beneficially owns approximately 74% of our outstanding common stock. SCP has invested money in exchange for preferred stock and warrants to purchase our common stock. SCP can significantly influence major corporate decisions, such as, the election of all directors and actions requiring the approval of a majority of our stockholders. Our other stockholders may not be able to influence these corporate decisions. The interests of SCP and their affiliates could conflict with the interests of our stockholders. In addition, if we were unable to fund continuing operations through our existing capital and operating results and were unable to obtain funding from other investors, we may need additional investments from SCP which may further increase their already significant percentage ownership and increase the likelihood of influencing these corporate decisions. There can be no assurance that we will be able to obtain any additional financing from SCP.

      By virtue of its ownership of various classes of preferred stock of USDATA, SCP is entitled to certain rights and preferences as to dividend distribution, voting, redemption and conversion that are unavailable to the other holders of our common stock. Dividends that are accruing to the holders of our preferred stock are paid in priority to any dividends on common stock.

UPON A LIQUIDATION, MERGER, ACQUISITION, DISSOLUTION OR WINDING UP OF USDATA, WHETHER VOLUNTARY OR INVOLUNTARY, THE HOLDERS OF OUR PREFERRED STOCK ARE ENTITLED TO UP TO $56.2 MILLION IN VALUE, PRIOR TO ANY DISTRIBUTION TO THE HOLDERS OF OUR COMMON STOCK.

      Upon a liquidation, merger, acquisition, dissolution or winding up of USDATA, or a Material Event, whether voluntary or involuntary, the holders of our preferred stock will be entitled to a preferential distribution of up to approximately $56.2 million in value prior to any distribution to the holders of our common stock. For example, on an as-converted basis, the holders of Series C-1 Convertible Preferred Stock ("Series C-1 Preferred") and Series C-2 Convertible Preferred Stock ("Series C-2 Preferred") would be entitled to up to $17.7 million in value prior to any distribution to common stockholders, Series A Preferred stockholders and Series B preferred stockholders, the holders of Series B Convertible Preferred Stock ("Series B Preferred") would be entitled to up to $32.2 million in value prior to any distribution to common stockholders and Series A Preferred stockholders, and the holders of Series A Convertible Preferred Stock ("Series A Preferred") would be entitled to up to $6.3 million in value prior to any distribution to common stockholders.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS.

      Even though we have accrued for dividends on our preferred stock and outstanding warrants, we never have declared or paid cash dividends on our common stock and have no intention of doing so in the foreseeable future. We also have had a recent history of significant losses and may operate at a net loss for the next several years. These net losses and the accrual for dividends for our preferred stockholders will reduce our common stockholders' equity. For the years ended December 31, 2002 and 2001, we had a net loss applicable to common stockholders of $11.6 million and $12.7 million, respectively. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

WE MAY BE UNABLE TO MAINTAIN THE STANDARDS FOR LISTING ON THE NASDAQ SMALLCAP MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR INVESTORS TO DISPOSE OF OUR COMMON STOCK AND COULD SUBJECT OUR COMMON STOCK TO THE "PENNY STOCK" RULES.

      Our common stock is listed on the Nasdaq SmallCap Market ("Nasdaq SmallCap"). The Nasdaq SmallCap requires listed companies to maintain standards for continued listing, including a minimum bid price for shares of a company's stock and a minimum market value of public float. For example, Nasdaq SmallCap requires listed companies to maintain a minimum bid price of at least $1.00 per share and a minimum market value of public float of $1,000,000. On July 23, 2002, we received a notice from the Nasdaq SmallCap that for the last 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 days, or until January 21, 2003, to regain compliance. On September 10, 2002, we received notice from the Nasdaq SmallCap that the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we regained compliance with the minimum $1.00 per share requirement. However, on November 12, 2002, we received notice that our common stock again fell below the minimum $1.00 per share requirement for the last 30 consecutive trading days. We have 180 calendar days, or until May 12, 2003, to regain compliance. We cannot provide assurances that we will be able to achieve or continue to meet these continued listing requirements. If we are unable to maintain these standards, our common stock could be delisted from Nasdaq SmallCap. Trading of our stock would then be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result, it could be more difficult to sell, or obtain an accurate quotation as to the price of our common stock.

      In addition, if our common stock were to be delisted, it would be subject to the so-called "penny stock" rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers subject to certain exceptions.

      Transactions subject to the penny stock rules require a broker-dealer to make a special suitability determination for the purchaser and the broker-dealer must have received the purchaser's written consent to the transaction prior to the sale. The penny stock rules also require broker-dealers to deliver monthly statements to penny stock investors disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Prior to the transaction, a broker-dealer must provide a disclosure schedule relating to the penny stock market. In addition, the broker-dealer must disclose the following:

- commissions payable to the broker-dealer and the registered representative; and

- current quotations for the security as mandated by the applicable regulations.

      If our common stock was delisted and is determined to be a penny stock, a broker-dealer may find it to be more difficult to trade our common stock, and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

FUTURE SALES OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR STOCK AND OUR ABILITY TO RAISE CASH IN FUTURE EQUITY OFFERINGS.

      No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sale of shares of common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock. Sales, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

ITEM 2. PROPERTIES

      We lease approximately 34,982 rentable square feet of office space for our corporate headquarters in Richardson, Texas. Of the 34,982 square feet, we sublease approximately 14,802 square feet. In addition, we lease office space for our foreign operations in Belgium, Denmark, France, Italy, Netherlands and the United Kingdom. We believe that suitable additional or alternative space will be available as needed to accommodate the corporate operations and sales offices.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in various legal actions incidental to the normal conduct of our business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock, par value $0.01 per share, had been listed on the Nasdaq National Market since June 16, 1995, under the symbol "USDC." We transferred to the Nasdaq SmallCap Market effective June 12, 2002. The following table sets forth, on a per share basis for the periods shown, the range of high and low closing prices of our common stock compiled from published sources (adjusted for the effect of a one-for-five reverse stock split effective on August 21, 2001):

                                                    High             Low
                                                   -----            -----
      2002:
      Fourth Quarter                               $0.96            $0.41
      Third Quarter                                 1.31             0.34
      Second Quarter                                1.95             0.38
      First Quarter                                 2.12             1.40

      2001:
      Fourth Quarter                                2.60             0.69
      Third Quarter                                 2.30             0.76
      Second Quarter                                3.70             1.08
      First Quarter                                 8.75             1.41

      As of December 31, 2002, there were approximately 2,100 beneficial holders of record of our common stock. Since a portion of our common stock is held in "street" or nominee name, we are unable to determine the exact number of beneficial holders. Each such brokerage house or clearing agency is included as one stockholder.

RECENT SALES OF UNREGISTERED SECURITIES

      On September 12, 2000, SCP and Safeguard 2000 each purchased through a private placement 5,300,000 shares, for a total of 10,600,000 shares, of eMake Corporation ("eMake") Series A-1 Redeemable Convertible Preferred Stock ("Series A-1 Preferred") and Series A-2 Redeemable Convertible Preferred Stock ("Series A-2 Preferred") and warrants to purchase up to an additional 5,300,000 shares each of eMake Series A-1 Preferred and Series A-2 Preferred, respectively.

      The eMake Series A-1 Preferred was convertible into shares of eMake Class A common stock at a conversion rate of $2.50 per share of common stock or into shares of USDATA Series B Preferred at the rate of one preferred share for each 40 shares of eMake Series A-1 Preferred owned. The eMake Series A-2 Preferred was convertible into shares of eMake Class B common stock at a conversion rate of $2.50 per share of common stock or into shares of USDATA Series B Preferred at the rate of one preferred share for each 40 shares of eMake Series A-2 Preferred owned.

      On January 31, 2001, SCP and Safeguard 2000 elected to exercise their right to acquire 132,500 shares each of USDATA Series B Preferred in exchange for 5,300,000 shares in eMake Series A-1 Preferred and 5,300,000 shares of eMake Series A-2 Preferred, respectively. As a result, no series of eMake preferred stock remains outstanding.

      On March 30, 2001, USDATA secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of USDATA Series C-1 Preferred and a warrant to purchase up to 75,000 shares of USDATA Series C-2 Preferred. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. We had the right to sell the Option Stock to SCP on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before May 30, 2001, provided we were in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 agreed not to convert upon exercise of eMake warrants to acquire Series A-1 Preferred and Series A-2 Preferred. In conjunction with the March 30, 2001 Series C-1 Preferred stock purchase, we executed a Certificate of Designation for the Series C-1 Preferred and Series C-2 Preferred which designated 125,000 shares of authorized preferred stock as Series C-1 Preferred and designated 125,000 shares of authorized but unissued preferred stock as Series C-2 Preferred.

      On July 20, 2001, we exercised our right to sell 16,250 shares of the Option Stock to SCP. We received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of our Option Stock.

      On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock draw down period to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock (up to 10,625 shares). All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of our Board of Directors on March 8, 2002.

      On March 19, 2002, we issued a warrant to Crescent Real Estate Funding VIII, L.P., our landlord, for the purchase of up to 243,902 shares of our common stock at an exercise price of $2.05 per share, exercisable in whole or in part at any time through March 18, 2007.

      On September 30, 2002, we exercised our right to sell the remaining 21,250 shares of Series C-1 Preferred and we received $809,867 in cash, net of transaction costs. As of December 31, 2002, 75,000 shares of Series C-1 Preferred were issued and outstanding.

      On October 1, 2002, SCP acquired Safeguard's interest in USDATA by entering into a Stock Purchase Agreement with Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard 2000, pursuant to which SCP acquired for an aggregate purchase price of $300,000, (1) 1,003,182 shares of USDATA common stock; (2) 50,000 shares of the USDATA Series A Preferred; (3) 132,500 shares of USDATA Series B Preferred; and (3) warrants to purchase 5,300,000 shares of eMake Series A-2 Preferred. Upon a sale, transfer or other disposition of such shares and warrants purchased by SCP, or any portion thereof, or sale of all or substantially all of the assets or stock of USDATA, on or before December 31, 2003, Safeguard shall receive an aggregate of 25% of the excess that SCP receives over the $300,000 in the same form and on the same terms and conditions, received by SCP in such transaction.

      On October 1, 2002, USDATA acquired all the issued and outstanding stock of Wizard Information Systems, Ltd ("Wizard"), pursuant to the terms of an Agreement for the Purchase of Wizard Information Systems Limited ("Acquisition Agreement"), dated October 1, 2002 ("Completion Date"), by and among USDATA and John Adrian Wise and David John Moody (each a "Seller" and together the "Sellers"). In connection with the acquisition, USDATA paid consideration of $140,000 in cash, 220,752 unregistered shares of USDATA common stock, and 16,800 shares of USDATA Series B Preferred, each of which is convertible into 3.28 shares of USDATA common stock. In addition, the Sellers are entitled to receive additional consideration in the aggregate; (i) a maximum of 257,544 shares of unregistered USDATA common stock and 19,600 shares of Series B Preferred ("Performance Shares") contingent upon Wizard achieving a certain target gross revenue level by March 31, 2003, and (ii) a maximum of 257,544 shares of USDATA common stock and 19,600 shares of Series B Preferred ("Retention Shares") contingent upon continued employment with Wizard for three years, under the terms and conditions of an Executive Service Agreement entered into by and among Wizard and the Sellers. The Performance Shares and Retention Shares, if earned, shall be granted in equal installments on each of the first three anniversaries of the Completion Date; and, to the extent not yet granted, shall be forfeited in the event that the Seller's employment with USDATA terminates as set forth in the Acquisition Agreement. We recorded $21 thousand in non-cash stock compensation in connection with the earned portion of the Retention Shares during the year ended December 31, 2002.

      On January 14, 2003, USDATA and SCP entered into a Series C Preferred Stock Purchase Agreement, pursuant to which SCP acquired on January 15, 2003, for an aggregate purchase price of $1.5 million, (1) 37,500 shares of Series C-1 Preferred; (2) a warrant to purchase 18,750 shares of Series C-2 Preferred at an initial exercise price of $40.00 per shares, subject to adjustment upon the occurrence of certain events; and (3) 619,186 shares of USDATA common stock. We received $1.486 million in cash, net of transaction costs.

      All of the above referenced shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The sales were made without general solicitation or advertising. Each purchaser represented that he, she, or it was acquiring the shares without a view to distribute and was afforded an opportunity to review all documents and ask questions of USDATA officers pertaining to matters they deemed material to an investment in USDATA securities.

DIVIDEND POLICY

      To date, we have not paid any cash dividends on our common stock. We currently intend to retain future earnings for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things, our results of operations, capital requirements, restrictions in loan agreements and financial condition and on such other factors as our Board of Directors may, at its discretion, consider relevant. In addition, we have not declared or paid any dividends on our Series A Preferred, Series B Preferred or Series C Preferred; however, we have accrued dividends on each series of preferred. Cumulative accrued dividends as of December 31, 2002 were $1.4 million for Series A Preferred, $4.3 million for Series B Preferred and $378 thousand for Series C Preferred.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected historical consolidated financial information relating to our financial condition and results of operations. This information should be read in conjunction with our consolidated financial statements, including notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. All share and per share amounts have been adjusted to reflect the one for five reverse stock split effective August 21, 2001.

                                                                                   Years Ended December 31,
                                                           ------------------------------------------------------------------------
                                                             2002            2001            2000            1999            1998
                                                           --------        --------        --------        --------        --------
STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

Revenues                                                   $ 10,344        $ 13,572        $ 16,034        $ 25,634        $ 22,861

Income (loss) from continuing
operations                                                 $ (7,208)       $ (2,067)       $(14,916)       $  2,767        $ (2,094)

Net loss applicable to common
stockholders                                               $(11,601)       $(12,697)       $(44,834)       $ (2,583)       $ (3,813)

Net income (loss) per common share
from continuing operations:
  Basic                                                    $  (4.02)       $  (4.57)       $  (5.60)       $   1.10        $  (0.95)
  Diluted                                                  $  (4.02)       $  (4.57)       $  (5.60)       $   0.96        $  (0.95)

Net loss per common share:
  Basic                                                    $  (3.99)       $  (4.50)       $ (16.39)       $  (1.09)       $  (1.70)
  Diluted                                                  $  (3.99)       $  (4.50)       $ (16.39)       $  (0.96)       $  (1.70)

BALANCE SHEET DATA
(in thousands)

Total assets                                               $  8,184        $ 13,078        $ 16,354        $ 26,162        $ 16,401

Long term debt, including current
portion                                                    $  1,434        $  2,427        $  1,719        $    450        $     --

Total stockholders' equity (deficit)                       $    110        $  6,200        $(21,212)       $ 14,087        $ 10,295

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      USDATA is an independent, global supplier of industrial automation software tools, applications and consulting services designed to provide businesses with the knowledge and control needed to perfect the products they produce and the processes they manage. During the 1980s, USDATA evolved its software research and engineering to focus on SCADA. As a result, we developed FactoryLink(R), our main industrial automation software product, which has become one of the manufacturing and process industry's most widely used automation products. FactoryLink(R) was launched in 1986 and to date has shipped more than 79,000 copies to more than 110 countries around the world.

      As manufacturing continued to evolve, so did the need to create new solutions that would assist companies to better manage their production processes. In 1998, we launched Xfactory(R). Building on its expertise on the shop floor, our Xfactory(R) product is designed to track all aspects of discrete manufacturing production in real time. Xfactory(R) maintains historically accurate records, provides defect tracking, and complete product genealogy. Data gathered and analyzed by this powerful product gives companies the insight needed to improve production performance and meet the changing requirements of customers dynamically, while generating enhanced competitive advantage.

      FactoryLink(R) is a process knowledge and control solution used to develop custom SCADA and HMI for the supervision and control of a broad range of automated processes. FactoryLink(R) is a horizontal application tool set used by systems integrators and end customers to build automation and control applications for a wide variety of industrial markets such as electronics assembly, semiconductor, automotive, building automation, food and beverage, pharmaceuticals, metals, mining, cement, oil and gas, electricity generation, transmission and distribution and water and waste water transport. It allows customers to collect and monitor data from disparate process control systems and acts as a hub for real-time information that may be used by various decision makers interested in the real-time status of the production process. In 2000, we released FactoryLink(R) 7, which is designed to have a lower total cost of ownership than other SCADA/HMI products on the market and in April 2001 we released FactoryLink(R)++, which enhanced the core product with some ease-of-use features and redundancy for seamless application fail over. In January 2003, we announced our release of FactoryLink(R) 7.1, which utilizes Microsoft.NET Framework technology to provide enhanced connectivity and ease-of-use in implementing distributed systems in Windows XP and Windows 2000 operating environments.

      Xfactory(R) is a product knowledge and control solution designed to capture and communicate real-time manufacturing data from the shop floor to the people and systems who need it, when they need it. The information is intended to help customers make better-informed decisions and reduce manufacturing costs and lead times. Xfactory(R) is designed to track all aspects of discrete manufacturing production - maintaining historically accurate records as well as real-time information of the production process, defect tracking, and complete product genealogy. Xfactory(R) is intended to benefit manufacturing customers by reducing work in progress, lowering cost of errors, and lowering cost of compliance with government regulations, while limiting the amount of rework and increasing product revenue. In November 2001, we announced our worldwide release of the newest version of Xfactory(R). Xfactory(R) 2.0 is intended to enhance real-time visibility and decision making, performance monitoring, analysis and reporting and data management.

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

      Revenues have been generated primarily from licenses of our FactoryLink(R) and Xfactory(R) software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 20%, 15% and 19% of revenues during the years ended December 31, 2002, 2001, and 2000, respectively.

      We focus our sales efforts through selected distributors capable of providing the level of support and expertise required in the industrial automation market, systems integrators, OEM's and end customers. We have channel support locations in the United States and Europe and we have a global network of distribution and support partners. Our distributors have sales locations throughout North and South America, Europe, Asia Pacific and the Middle East.

RESTRUCTURING AND DISCONTINUED OPERATION

      During the fourth quarter of 2000, we implemented a restructuring plan designed to significantly reduce our cost structure by reducing our workforce and other operating costs. We recorded a charge of $2.5 million primarily consisting of employee severance and other employee related costs of $1.1 million. The reduction in workforce included approximately 56 employees, or approximately 41% of the workforce, and affected all functions within our organization. Other charges included in the $2.5 million are early lease termination and facility shutdown costs of $200 thousand, write-downs of redundant property and equipment of $81 thousand, lease costs associated with vacated office space of $1.0 million and $91 thousand for legal and other related costs. The cost reductions resulting from the 2000 restructuring plan initiatives resulted in an annual cash savings of approximately $6.6 million. A revised operating plan was developed to restructure and stabilize the business.

      In February 2001, management of USDATA determined that the market adoption rate of the technology around our eMake subsidiary was not progressing in a manner to support the resources needed to continue eMake's newly developed operating plan. As a result, our Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit our resources to our core business: the FactoryLink(R) and Xfactory(R) product lines. We recorded an estimate of loss on disposal of $1.2 million in the 2000 consolidated financial statements, including estimated operating losses of $360 thousand to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. See Note 3 in the Notes to the Consolidated Financial Statements for details regarding eMake's operating results.

      Due to a 25% decline in revenue for the three months ended September 31, 2002 when compared to the second quarter of 2002, we implemented a 23% reduction in our workforce in November 2002 in an effort to further streamline and reduce our overhead costs. The reductions included approximately 17 employees and were primarily from general and administrative, quality assurance and documentation. We plan on outsourcing our quality assurance functions at a lower cost. A portion of the cost savings, which will be approximately $775 thousand in 2003, will be offset by newly established sales positions and sales and marketing programs. We recorded $374 thousand in severance and other employee related costs related to this reduction in workforce and related to the resignation of our former president and chief executive officer in October of 2002. Our board of directors appointed an interim president and chief executive officer to serve in this capacity for a considerable amount of time and who is with a turnaround management firm.

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

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, our statement of operations as a percentage of total revenues.

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                   2002         2001         2000
                                                   ----         ----         ----
Revenues:
Product license                                      80%          85%          81%
Services                                             20%          15%          19%
                                                   ----         ----         ----
Total revenues                                      100%         100%         100%
                                                   ----         ----         ----
Operating expenses:
Selling and product materials                        84%          67%          80%
Product development                                  14%          12%          40%
General and administrative                           30%          24%          41%
Customer relationship amortization                    1%           0%           0%
Severance and other restructuring charges             7%           8%          15%
Write off of capitalized software                    32%           3%          11%
                                                   ----         ----         ----
Total operating expenses                            168%         114%         187%
                                                   ----         ----         ----
Loss from operations                                (68)%        (14)%        (87)%
Interest expense                                     (1)%         (1)%         (2)%
Other income, net                                     0%           0%           1%
                                                   ----         ----         ----
Loss from continuing operations before
preferred stock dividends of subsidiary             (69)%        (15)%        (88)%
Preferred stock dividends of subsidiary               0%           0%          (4)%
                                                   ----         ----         ----
Loss from continuing operations                     (69)%        (15)%        (92)%
Discontinued operations:
Income (loss) from discontinued operation             1%           1%        (177)%
Loss on disposal of discontinued operation,
including operating losses of $360 for 2001           0%           0%          (7)%
                                                   ----         ----         ----
Net loss                                            (68)%        (14)%       (276)%
Dividends on prefered stock, preferred stock
warrant and beneficial conversion                   (43)%        (80)%         (3)%
                                                   ----         ----         ----
Net loss applicable to common stockholders         (111)%        (94)%       (279)%
                                                   ----         ----         ----

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

      Total revenues for the year ended 2002 were $10.3 million, a decrease of $3.3 million or 24%, when compared to $13.6 million in revenues for the same period in 2001. Revenues from our acquired business, Wizard Information Systems Limited ("Wizard"), contributed $769 thousand to total revenues during the fourth quarter of 2002. See Note 2 in the Notes to Consolidated Financial Statements for details of this acquisition. The decrease in revenue is primarily attributed to a 28% decline in product license revenue from FactoryLink(R), due to a decline in revenue from our customer base. The decrease in revenue is also attributed to the winding down of follow-on licenses and services revenue related to projects that were sold during 2001, and due to a general slowdown in the industrial economy, new projects are being sold at a slower rate than in 2001. While new projects are being sold and continue to come into our pipeline, the revenue from these new projects was not enough to offset the decline in base revenue. Revenue from consulting, training and technical support services for the year ended 2002 were flat when compared to the same period in 2001.

      Selling and product materials expenses for the year ended 2002 were $8.7 million, a decrease of $374 thousand or 4%, when compared to $9.1 million for the same period in 2001. The decrease was a result of decreased sales, marketing and technical support services totaling $922 thousand, primarily attributed to decreases in advertising and business promotion, contracted consulting fees related to services revenue, and personnel (2 employees in marketing, 1 in sales and 1 in technical support). The decrease is partially offset by a $528 thousand increase in capitalized software amortization related to the two source code purchases described in Note 5 in the Notes to Consolidated Financial Statements and to releasing a portion of SCADA2Knowledge ("S2K") in accordance with the co-coordinated development program under the development and commercialization agreement with an OEM and one of our customers. Selling and product materials expenses as a percentage of revenues increased to 84% for the year ended December 31, 2002, from 67% for the same period in 2001, due to the decrease in total revenue.

      Product development expenses, which consisted primarily of labor costs, were $1.5 million, a decrease of $226 thousand or 13%, when compared to $1.7 million for the same period in 2001. The decrease in 2002 is primarily due to lower engineering development activities related to the S2K project in connection with the co-development program with an OEM and one of our customers. In addition, engineering development activities for our Xfactory(R) product line were lower in 2002 primarily due to releasing version 2.0 in November 2001. We capitalized $668 thousand of development costs during the year ended 2002 compared to $1.3 million for the same period in 2001. Gross product development expenses as a percentage of revenue were 21% and 22% for the years ended 2002 and 2001, respectively. In November 2002, we implemented a reduction in force in an effort to streamline and reduce our overhead costs. Product development costs will be streamlined by outsourcing our quality assurance department, resulting in an approximate savings of $180 thousand during 2003. In addition, we re-allocated 2 internal software engineer resources to product development and reduced the existing staff by 3 employees, resulting in a net reduction of 1 employee. We do not anticipate that this action will affect our development and quality efforts in keeping up with technology or customers needs, as we will continue to maintain an internal ability to monitor and manage these activities. We intend to continue to invest in product development for both our FactoryLink(R) and Xfactory(R) product lines to keep up with customer needs and technology.

      General and administrative expenses were $3.1 million, a decrease of $133 thousand or 4%, when compared to $3.2 million for the same period in 2001. The decrease in general and administrative expenses is primarily due to 2001 including $438 thousand in consulting fees related to operational assistance in executing the cost cutting initiatives resulting from the 2000 restructuring plans and $250 thousand in fees related to outsourcing our information technology ("IT") department during the first quarter of 2001, partially offset by a $332 thousand settlement of amounts owed for consulting services incurred in 2000. Under the terms of the settlement arrangement, $332 thousand of accrued consulting expenses were forgiven and the accrual was reversed in the second quarter of 2001. Also, offsetting the decrease is $252 thousand of general and administrative expenses from Wizard resulting from its acquisition on October 1, 2002. See Note 2 in the Notes to Consolidated Financial Statements for details of the Wizard acquisition. As a result of the November 2002 reduction in force, we reduced general and administrative employees by 5, which will result in a cost savings of approximately $150 thousand during 2003. General and administrative expenses as a percentage of revenues increased to 30% for the year ended December 31, 2002 from 24% for the same period in 2001 due to the decrease in revenue.

      For the year ended 2002, we expensed $730 thousand related to severance and other restructuring charges described as follows:

      Due to a 25% decline in revenue for the three months ended September 31, 2002 when compared to the second quarter of 2002, we implemented a 23% reduction in our workforce in November 2002 in an effort to streamline and reduce our overhead costs. The reductions included approximately 17 employees and were primarily from general and administrative, quality assurance and documentation. We plan on outsourcing our quality assurance functions at a lower cost. A portion of the cost savings, which will be approximately $775 thousand in 2003, will be offset by newly established sales positions and sales and marketing programs. We recorded $374 thousand in severance and other employee related costs associated with this reduction and related to the resignation of our former president and chief executive officer in October of 2002. Our board of directors appointed an interim president and chief executive officer to serve in this capacity for a considerable amount of time and who is with a turnaround management firm.

      On March 19, 2002, we entered into a Fourth Amendment to our Office Lease Agreement with Crescent Real Estate Funding VIII, L.P. (the "Landlord") which provides for, among other things, the Landlord removing approximately 44,400 square feet of rentable excess office space. In connection with the Fourth Amendment, we recorded a $356 thousand restructuring charge for the consultant who assisted us in the negotiations. In the third quarter of 2001, we recorded a $1.1 million restructuring charge related to this excess office space representing one full year of lease costs. See Note 8 in the Notes to Consolidated Financial Statements for details of the amended lease arrangement.

      Due to lower than expected future revenue from the S2K software product and due to our decision to re-direct our sales and development efforts to our core software products, FactoryLink(R) and Xfactory(R), we determined that the carrying amount of the capitalized software development costs for S2K may not be recoverable. We compared the carrying amount of the capitalized software developments costs for S2K to future net cash flows expected to be generated by the asset and determined that the asset was impaired. As a result, we wrote off the entire carrying value of $3.3 million to expense in December 2002.

      As a result of strategy changes from two of our suppliers, we determined that the carrying amounts of capitalized software development costs related to two of our software products were not recoverable and as a result were deemed to be impaired. We wrote off $355 thousand related to our Analyzer software product and $36 thousand related to our Connector software product, totaling $391 thousand, in the third quarter of 2001.

      As a result of the factors discussed above, we recorded a loss from operations of $7.1 million for the year ended December 31, 2002, compared to a loss from operations of $1.9 million for the same period in 2001.

      In December 2002, we reversed $98 thousand in estimated legal fees that were accrued as a result of terminating the operations of eMake.

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

      Total revenues for the year ended 2001 were $13.6 million, a decrease of $2.5 million or 15% compared to the same period in 2000. Product licensing revenue decreased $1.5 million due to a decrease in both FactoryLink(R) and Xfactory(R) licensing revenue when compared to the same period in 2000. The decline in licensing revenue is due to the weakening of the industrial automation market during the third and fourth quarters of 2001, causing product license purchases to be delayed, downsized or canceled. The manufacturing sector, Xfactory(R)'s market, was particularly impacted by the continued general decline in the economy, resulting in a $643 thousand decline in license revenue. $899 thousand is due to a decline in FactoryLink(R)'s license revenue, primarily from one of our significant customers. Revenue from services decreased $920 thousand from 2000 primarily due to a one-time billable project during the third quarter of 2000 of approximately $400 thousand and lower renewals of technical support and service agreements in 2001.

      Selling and product materials expenses decreased $3.7 million from $12.8 million in 2000 to $9.1 million for the same period in 2001. The decrease was a result of decreased sales, marketing and technical support services totaling $4.8 million attributed to our cost reduction efforts in 2001 and to the cost reductions relative to the 2000 restructuring plans. The decrease is offset by a $1.1 million increase in capitalized software amortization due to the release of FactoryLink(R) 7 in June 2000. Selling and product materials expenses as a percentage of revenues decreased to 67% for the year ended December 31, 2001, from 80% for the same period in 2000. The decrease in selling and product materials expenses more than offset the decrease in revenue.

      Product development expenses, which consisted primarily of labor costs, decreased $4.7 million from $6.4 million in 2000 to $1.7 million for the same period in 2001, net of amounts capitalized. The decrease in 2001 is primarily related to our cost reduction efforts in 2001, in addition to a reduction in personnel and personnel-related costs relative to the 2000 restructuring plans. We capitalized $1.3 million and $2.3 million (net of a write-off of $1.8 million) of software development costs for the year ended December 31, 2001 and 2000, respectively, primarily related to the next major version of the FactoryLink(R) product line. We intend to continue to invest in product development for both our FactoryLink(R) and Xfactory(R) product lines to keep up with customer needs and technology. Gross product development expenses as a percentage of revenues decreased to 22% for the year ended December 31, 2001 from 77% for the same period in 2000.

      General and administrative expenses decreased $3.3 million from $6.5 million in 2000 to $3.2 million for the same period in 2001. The decrease is attributed to our ongoing efforts in managing our costs in 2001, cost reductions relative to the 2000 restructuring plans and a settlement of amounts owed for consulting services provided to us in 2000, of which $1.1 million was included in general and administrative expenses in 2000. Under the terms of the settlement arrangement, $332 thousand of previously accrued consulting expenses were forgiven in the second quarter of 2001, resulting in a total reduction in expenses compared to 2000 of $1.4 million. General and administrative expenses as a percentage of revenues decreased to 24% for the year ended December 31, 2001 from 41% for the same period in 2000.

      The continuing deterioration of the real estate market affected our ability to sublease approximately 44,400 square feet of excess office space at our headquarter facilities. As a result, we accrued a $1.1 million restructuring charge related to lease costs associated with vacated office space in the third quarter of 2001, representing an estimated one full year of lease costs associated with the excess office space. In October 2001, we initiated negotiations with Crescent Real Estate Funding VIII, L.P. (the "Landlord") whereby the Landlord would remove the 44,400 square feet of excess office space under the facility lease. As a result, on March 19, 2002, we entered into a Fourth Amendment to the Office Lease Agreement (the "Fourth Amendment") with the Landlord to reduce our lease payment commitment obligations and our excess leased office space. We compute rent expense to be recognized under the amended arrangement considering the increasing rent over the rent term and amounts previously accrued for rent expense. See Note 8 in The Notes to the Consolidated Financial Statements.

      During the fourth quarter of 2000, we implemented a restructuring plan designed to reduce our cost structure by reducing our workforce and other operating expenses. We recorded a charge of $2.5 million primarily consisting of employee severance and other employee related costs of $1.1 million. The reduction in workforce included approximately 56 employees, or approximately 41% of the workforce, and affected all functions within our organization. Other charges included in the $2.5 million are early lease termination and facility shutdown costs of $200 thousand, write-downs of redundant property and equipment of $81 thousand, lease costs associated with vacated office space of $1.0 million and $91 thousand for legal and other related costs. These charges provided for future streamlining of operations related to cost reduction initiatives. Of the total amount expensed in 2000, approximately $827 thousand was paid during the year ended December 31, 2000 and approximately $1.5 million was paid during the year ended December 31, 2001. The remaining $76 thousand was paid during 2002. The cost reductions resulting from the 2000 restructuring plan initiatives resulted in an annual cash savings of approximately $6.6 million.

      As a result of strategy changes from two of our suppliers, we determined that the carrying amounts of capitalized software development costs related to two of our software products were not recoverable and as a result were deemed to be impaired. We wrote off $355 thousand related to our Analyzer software product and $36 thousand related to our Connector software product, totaling $391 thousand, in the third quarter of 2001. In 2000, we wrote off $1.8 million of capitalized software costs due to impairment of certain software products.

      As a result of the factors discussed above, we recorded a loss from operations of $1.9 million for the year ended December 31, 2001, compared to a loss from continuing operations of $14.0 million for the same period in 2000.

DISCONTINUED OPERATION

      During the year 2000, we implemented a restructuring plan designed to reduce eMake's cost structure by reducing its workforce and other operating expenses. We recorded a charge for eMake of $1.9 million primarily consisting of employee severance and other employee-related costs of $1.2 million. The reduction in workforce included approximately 93 employees and affected all functions of eMake. Other charges included in the $1.9 million are early lease termination and facility shutdown costs of $112 thousand, write-downs of redundant property and equipment of $308 thousand, lease costs associated with vacated office space in Post Falls, Idaho of $242 thousand and $10 thousand for legal and other related costs. Of the total amount expensed in 2000, approximately $667 thousand was paid during the year ended December 31, 2000 and approximately $920 thousand was paid through December 31, 2001. We settled the lease contract in Post Falls, Idaho, which expired in February 2004, by paying an early termination fee of $125 thousand. As a result, we reversed the remaining liability of $132 thousand in the third quarter of 2001 to income from discontinued operation. The remaining $14 thousand was paid in 2002.

      In February 2001, management of USDATA determined that the market adoption rate of the technology around eMake was not progressing in a manner to support the resources needed to continue eMake's newly developed operating plan. As a result, our Board of Directors approved a plan to terminate the operations of eMake as part of a strategy to commit our resources to our core business: the FactoryLink(R) and Xfactory(R) product lines. All of eMake's operations were curtailed as of March 31, 2001. At December 31, 2000, we recorded an estimated loss on disposal of $1.2 million, including operating losses of $360 thousand expected to be incurred through the disposal date of March 31, 2001. For the year ended December 31, 2001, we recorded income from discontinued operation of $182 thousand primarily related to settling eMake's lease obligation in Post Falls, Idaho. As part of the 2000 restructuring charge, we accrued one full year of lease costs associated with the vacated office space in Post Falls, Idaho. We settled the lease contract, which expired in February 2004, by paying an early termination fee of $125 thousand. As a result, we reversed the remaining liability of $132 thousand in the third quarter of 2001 to income from discontinued operation.

CRITICAL ACCOUNTING POLICIES

      Our discussions and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing our financial statements, management is required to make estimates, assumptions and judgments, that, among other things, affect the reported amounts of assets and liabilities, of revenues and expenses and disclosures of contingent assets and liabilities as of the date of the financial statements. These estimates are most significant in connection with our most critical accounting polices, namely our accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. The following is a brief discussion of the more critical accounting policies and methods that we use in the preparation of our consolidated financial statements.

Significant Estimates and Assumptions

      Our management has made a number of estimates and assumptions related to the reporting of assets and liabilities in preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The most significant estimates relate to the allowance for doubtful accounts, the determination of the recoverability of property and equipment, software development costs, software held for resale, customer relationships and the valuation of deferred tax assets.

      In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country and industry conditions. For the three years ended December 31, 2002, we did not experience significant charges to bad debt expense, however, due to the weakened economy, there can be no assurance that this trend will continue. Actual amounts could differ significantly from management's estimates. The allowance for doubtful accounts at December 31, 2002 was $82 thousand or approximately 3% of total accounts receivable.

      Management assesses the recoverability of property and equipment and intangible assets (capitalized software development costs, software held for resale and customer relationships) by determining the estimated future cash flows related to such assets. Management reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

      We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions ("SOP 98-9"), and we generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of the four criteria above is defined as follows:

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

      The fee is fixed or determinable. Our customers generally pay a per-license fee that is based on the number of servers on which the software is installed, the size of the application that they will develop for the software, the options provided for those servers, and the number of client workstations that access the server. Additional license fees are due when the total number of subscribers using our products increases beyond the specified number for which a license was purchased or when additional options are added. License fees are generally due within 30-45 days from product delivery in the United States and within 30-90 days from product delivery internationally.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our operating activities provided $844 thousand of cash for the year ended December 31, 2002, compared to using $243 thousand for the same period in 2001. The significant cash items contributing to cash provided by operations for the year ended 2002 was our net loss after adding back non cash items of $294 thousand, a $804 thousand decrease in accounts receivable, a $191 thousand decrease in other assets and a $152 thousand increase in accrued compensation and benefits, offset by a $396 thousand decrease in accounts payable and accrued liabilities, a $153 thousand decrease in deferred revenue and $48 thousand in net cash used in discontinued operations. For the year ended 2001, our net loss was $1.9 million, accounts payable and other accrued liabilities decreased $1.7 million (primarily due to paying $1.5 million during 2001 related to the 2000 restructuring plans), and we used cash from discontinued operations of $1.9 million. This is partially offset by a decrease in accounts receivable of $1.5 million and adding back non-cash depreciation and amortization of $3.6 million.

         Net cash used in investing activities was $1.6 million for the year ended December 31, 2002, compared to $1.2 million for the same period in 2001. During 2002, we paid $579 thousand for capital expenditures primarily attributed to paying $540 thousand related to the two source code license agreements discussed in Note 5 in the Notes to Consolidated Financial Statements. In addition, capitalized software development costs were $668 thousand for the year ended 2002 and we paid $304 thousand in cash in connection with an acquisition. See Note 2 in the Notes to the Consolidated Financial Statements for details of the acquisition. For the year ended 2001, capital expenditure were $60 thousand, capitalized software development costs were $1.3 million, and we received a $209 thousand leasehold improvement refund.

         Net cash used by financing activities was $159 thousand for the year ended December 31, 2002, compared to cash provided by financing activities of $2.6 million for the same period in 2001. For the year ended 2002, we received $810 thousand in net proceeds related to issuing 21,250 shares of our Series C-1 Preferred to SCP, $1.2 million in borrowings under our revolving line of credit and $139 thousand in other borrowings. These cash receipts are offset by paying $2.4 million related to our debt obligations, of which $1.7 million was for our revolving line of credit. For the year ended 2001, we received $2.1 million in net proceeds related to issuing 53,750 shares of our Series C-1 Preferred to SCP, $1.7 million in borrowings under our revolving line of credit and $710 thousand in other borrowings. These cash receipts are partially offset by paying $1.9 million related to our debt obligations, of which $1.3 million was for our revolving line of credit.

         Our working capital requirements over the past 3 years have been funded through internally generated funds, net borrowings under our $3.0 million working capital line of credit and our various equity financings from SCP and Safeguard. The details of these financing arrangements are described below.

Equity Financings

         At various times throughout 2000, a subsidiary of Safeguard and SCP provided $19.250 million in bridge financings to USDATA or eMake in exchange for seven demand notes ranging from $1.5 million to $6.0 million. On September 12, 2000, USDATA and eMake secured $26.5 million in financing from Safeguard and SCP through the issuance of eMake Series A-1 and A-2 Preferred. In connection with this transaction, we received $6,936,754 in cash and Safeguard and SCP cancelled the then outstanding notes payable balance due them of $19.250 million, plus accrued interest of $313,246.

         On January 31, 2001, SCP and Safeguard elected to exercise their right to acquire 132,500 shares each of USDATA Series B Preferred in exchange for 5,300,000 shares in eMake Series A-1 Preferred and 5,300,000 shares of eMake Series A-2 Preferred, respectively. As a result, no series of eMake preferred stock remains outstanding.

         On March 30, 2001, we entered into a Series C Preferred Stock Purchase Agreement with SCP and secured an equity infusion of $1.5 million through the issuance of 37,500 shares of our Series C-1 Preferred and a warrant to purchase up to 75,000 shares of Series C-2 Preferred. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at a purchase price of $40 per share or $1.5 million by December 31, 2001. On July 20, 2001, we exercised our right to sell 16,250 shares of the Option Stock to SCP and we received $635,596 in cash, net of transaction costs. See Note 9 in the Notes to Consolidated Financial Statements for further details.

         On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement extended the Option Stock draw down period to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock (up to 10,625 shares). All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members our Board of Directors on March 8, 2002. On September 30, 2002, we exercised our right to sell 21,250 shares of Series C-1 Preferred and we received $809,867 in cash, net of transaction costs. See Note 9 in the Notes to Consolidated Financial Statements for further details.

         On October 1, 2002, SCP acquired Safeguard's interest in USDATA by entering into a Stock Purchase Agreement with Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard 2000, pursuant to which SCP acquired for an aggregate purchase price of $300,000, (1) 1,003,182 shares of USDATA common stock; (2) 50,000 shares of the USDATA Series A Preferred; (3) 132,500 shares of USDATA Series B Preferred; and (3) warrants to purchase 5,300,000 shares of eMake Series A-1 Preferred. Upon a sale, transfer or other disposition of such shares and warrants purchased by SCP, or any portion thereof, or sale of all or substantially all of the assets or stock of USDATA, on or before December 31, 2003, Safeguard shall receive an aggregate of 25% of the excess that SCP receives over the $300,000 in the same form and on the same terms and conditions, received by SCP in such transaction.

         On January 14, 2003, USDATA and SCP entered into a Series C Preferred Stock Purchase Agreement, pursuant to which SCP acquired on January 15, 2003, for an aggregate purchase price of $1.5 million, (1) 37,500 shares of Series C-1 Preferred; (2) a warrant to purchase 18,750 shares of Series C-2 Preferred at an initial exercise price of $40.00 per shares, subject to adjustment upon the occurrence of certain events; and (3) 619,186 shares of USDATA common stock. We received $1.486 million in cash, net of transaction costs.

         As of March 31, 2003, we have issued 50,000 shares of our Series A Preferred with a liquidation preference of $100 per share, plus cumulative dividends; 281,800 shares of our Series B Preferred with a liquidation preference of $100 per share, plus cumulative dividends; 112,500 shares of our Series C-1 Preferred with a liquidation preference of $80 per share, plus cumulative dividends; and three warrants for the purchase of 104,375 shares of our Series C-2 Preferred with a liquidation preference of $120 per share, plus cumulative dividends.

         The Series C-1 and C-2 Preferred ranks senior to all other classes and series of our capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up, and the Series B Preferred ranks senior to the holders of the Series A Preferred with respect to dividend rights, rights on liquidation, dissolution and winding up. In the event of any liquidation, merger, acquisition, dissolution or winding up of USDATA, whether voluntary or involuntary, the preferred stockholders shall be entitled to preferential distribution of up to approximately $56.2 million in value, prior and in preference to any distribution of any of our assets or surplus funds to the holders of our common stock. For example, on an as-converted basis, the holders of Series C-1 Preferred and C-2 Preferred would be entitled to up to $17.7 million in value prior to any distribution to common stockholders, Series A Preferred stockholders and Series B Preferred stockholders, the holders of Series B Preferred would be entitled to up to $32.2 million in value prior to any distribution to common stockholders and Series A Preferred stockholders, and the holders of Series A Preferred would be entitled to up to $6.3 million in value prior to any distribution to common stockholders.

         On March 19, 2002, we issued a warrant to our Landlord for the purchase of up to 243,902 shares of our common stock at an exercise price of $2.05 per share, exercisable in whole or in part at any time through March 18, 2007. See
Note 8 in the Notes to the Consolidated Financial Statements.

Debt Financings

         A wholly-owned subsidiary of USDATA, United States Data Corporation, our operating entity, maintains a revolving credit facility with JPMorgan Chase Bank (the "Lending Bank") to provide us with working capital assistance relating to timing of our cash flow (the "Credit Facility"). The Credit Facility originated on January 15, 2001 and on January 15, 2002, it was amended to extend the Credit Facility to January 31, 2003 and increase the commitment fee from 1.25% to 1.5% per annum on the total commitment of up to $3.0 million. Effective January 31, 2003, we renewed the Credit Facility through January 31, 2004, increased the interest rate to the prime rate plus 3.0% and increased the commitment fee from 1.5% to 2.0% per annum on the total commitment of up to $3.0 million. At December 31, 2002 and 2001, the interest rate was 5.75% and 6.25%, respectively. The Credit Facility is collateralized by certain of our foreign accounts receivable, and is guaranteed by USDATA and Export-Import Bank of the United States ("EXIM Bank"). EXIM Bank guarantees 90% of the principal and interest. At December 31, 2002 and 2001, $663 thousand and $1.1 million, respectively, was drawn under the Credit Facility and is included in current liabilities. Based on the qualifying borrowing base arrangement, total remaining availability at December 31, 2002 and 2001 was $97 thousand and $309 thousand, respectively. Due to the nature of the qualifying borrowing base arrangement, our borrowing capability varies each month depending on billings and cash collections.

         We were not in compliance with the tangible net worth debt covenant for the months ended March 31, April 30, and May 31, 2002. In addition, we did not comply with the EBITDA debt covenant for the quarter ended March 31, 2002. On April 15, 2002 and July 12, 2002, we received two separate waivers from the Lending Bank waiving these defaults under the Credit Facility. In connection with the April 15, 2002 waiver, the interest rate under the Credit Facility was increased by 75 basis points to the prime rate plus 2.25% per annum. On July 12, 2002, the Lending Bank amended both debt covenants going forward beginning in June 2002 to be consistent with our most recent operating plan. We complied with both debt covenants as of June 30, 2002, but due to lower than expected revenue for the third quarter of 2002 and an unexpected asset impairment charge in the fourth quarter of 2002, we failed to comply with the EBITDA debt covenant for both quarters and the tangible net worth debt covenant for the fourth quarter. On October 24, 2002 and at renewal on January 31, 2003, we received waivers from the Lending Bank waiving these defaults under the Credit Facility. The EBITDA and tangible net worth covenants for the three months ended December 31, 2002 was $900 thousand and ($2.3) million, respectively. Actual EBITDA and tangible net worth for this period was ($3.0) million and ($3.6) million. The debt covenant defaults are attributed to lower than anticipated fourth quarter revenues and for EBITDA the $3.3 million write down of impaired assets described in Note 5 in the Notes to Consolidated Financial Statements. The EBITDA and tangible net worth covenants to be met for the first, second, third and fourth quarters of 2003, respectively, are as follows: (a) EBITDA - ($564) thousand, ($50) thousand, ($25) thousand and $1.3 million; and (b) tangible net worth - ($3.4) million, ($3.7) million, ($3.9) million and ($2.5) million.

         In conjunction with the Smart Shop acquisition, we, through our wholly owned subsidiary, assumed a promissory note with a bank in the amount of $297 thousand of which $79 thousand and $143 thousand was outstanding at December 31, 2002 and 2001, respectively. The note agreement requires monthly installments of $7 thousand including interest at the bank prime rate plus 1.5%, or 5.75% at December 31, 2002 and 6.25% for the same period in 2001. The note is collateralized by all accounts receivable, inventory, general intangibles, equipment and fixtures of the wholly-owned subsidiary. The promissory note is guaranteed by USDATA and the final payment of the outstanding balance is due in August 2003. Interest paid in 2002, 2001 and 2000 totaled $4 thousand, $17 thousand and $24 thousand, respectively.

         Also, in connection with the 1999 acquisition of Smart Shop, we assumed a $174 thousand noninterest-bearing note payable to a former Smart Shop shareholder. The note was due in its entirety on August 5, 2002. As of December 31, 2002, $74 thousand was outstanding on the loan. The final payment was made on January 17, 2003 settling the debt in full.

         In December 2000, we entered into a development and commercialization agreement with an OEM and one of our customers. On May 11, 2001, the agreement was amended to include a loan agreement ("Loan") between a wholly-owned subsidiary of USDATA and the OEM in connection with a co-coordinated development program to co-develop what was to be the next major release of FactoryLink(R), or S2K. During 2001, the OEM advanced to USDATA $467,500 in three separate advances. The Loan bears interest at 10.5% per annum and is repayable in eight equal quarterly installments of principal and interest with the first installment due on April 15, 2002. As of December 31, 2002 and December 31, 2001, $446 thousand and $468 thousand was outstanding on the Loan with the entire balance being included in current liabilities for 2002 and $172 thousand included in current liabilities for 2001. We have not paid the quarterly loan payments due for the third and fourth quarters of 2002 or the first quarter of 2003, totaling $212 thousand. In October 2002, we contacted the OEM and requested delaying the loan payments, as a result of their significantly lower than forecasted purchases from USDATA. A key provision of the development and commercialization agreement was that our software products were to be a preferred solution of the OEM and that they were to actively promote and sell our software products. On March 17, 2003, we entered into an amendment to the development and commercialization agreement, whereby USDATA granted to the OEM a license to the S2K source code as it existed on that date and the OEM forgave the $446 thousand outstanding balance of the Loan. USDATA retains the intellectual property rights to the existing S2K software product.

         The following table summarizes our contractual obligations related to debt, capital leases and operating leases at December 31, 2002:

{in thousands)                                       Commitment Per Period
--------------------------------------------------------------------------------------------
                                   Total        2003        2004         2005     Thereafter
                                   ---------------------------------------------------------
Revolving line of credit           $  663      $  663      $   --      $   --      $   --
Long-term debt and other debt         602         602          --          --          --
Capital leases                        169          62          64          43          --
Operating leases                    7,212         922         922         938       4,430
--------------------------------------------------------------------------------------------
                                   $8,646      $2,249      $  986      $  981      $4,430
--------------------------------------------------------------------------------------------

         At December 31, 2002, we had a working capital deficit of $2.5 million, an accumulated deficit of $50.9 million and have incurred losses from continuing operations in each of the years ended December 31, 2002, 2001 and 2000.

         Based upon anticipated levels of operations, we anticipate that our ongoing working capital requirements will continue to be funded through internally generated funds, our net borrowings from our Credit Facility and the $1.5 million equity financing we received on January 15, 2003. We anticipate that such sources of funds will be sufficient to satisfy our operating and debt service cash needs throughout 2003 and for the foreseeable future; however there can be no assurance that these funds will be sufficient. Our Credit Facility requires us to maintain compliance with certain financial covenants each quarter. Certain of these covenants require us to maintain increasingly higher amounts of EBITDA and tangible net worth during 2003. In order to meet such requirements throughout 2003, we will be required to achieve sales levels, which are above those that have currently been attained. There is no assurance we will be able to reach such sales levels and maintain compliance with the financial covenants contained in the Credit Facility. Based on the conditional financing arrangements of our Credit Facility, there can be no assurance we will be able to obtain any additional funding on acceptable terms, if at all. In the event of a default under our Credit Facility and in the event the Lending Bank does not waive the default, our operations could be materially adversely affected. In that event, we would be required to delay or abandon certain operating activities and capital expenditures, which would further adversely affect our operations.

International Operations

         Our international revenues represent approximately 73% and 67% of our total revenue for the years ended 2002 and 2001, respectively. Revenues from these international operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets we can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks and other factors beyond our control in any nation where we conduct business could have a material adverse effect on our operations. For the years ended December 31, 2002, 2001 and 2000, respectively, international revenues were primarily derived from France in the amounts of $3.0 million, $2.9 million and $3.2 million; United Kingdom in the amounts of $1.0 million, $1.0 million and $1.5 million; Italy in the amounts of $621 thousand, $814 thousand and $802 thousand; Germany in the amounts of $517 thousand, $679 thousand and $481 thousand; and Canada in the amounts of $414 thousand, $948 thousand and $703 thousand.

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

         On July 23, 2002, we received a notice from The Nasdaq SmallCap Market that for the last 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 days, or until January 21, 2003, to regain compliance. On September 10, 2002, we received notice from The Nasdaq SmallCap Market that the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we regained compliance with the minimum $1.00 per share requirement. However, on November 12, 2002, we received notice that our common stock again fell below the minimum $1.00 per share requirement for the last 30 consecutive trading days. We have 180 calendar days, or until May 12, 2003, to regain compliance. There can be no assurance that we will be able to regain compliance by May 12, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We will adopt this statement on January 1, 2003 and do not expect its adoption to have a material effect on our consolidated results of operations or financial position.

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

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

         In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after

June 15, 2003. We do not expect EITF Issue No. 00-21 to have a material effect on our financial condition or results of operations.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provision of FIN 45 during the fourth quarter of 2002 and such adoption did not have a material impact on our consolidated financial statements.

         In December 2002, the Financial Accounting Standards Board issued FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends FAS 123, "Accounting for Stock-Based Compensation" and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002 and the amended disclosure requirements are effective for interim periods.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk associated with changes in interest rates relates to our variable rate bank note payable of $79 thousand and our Credit Facility of $663 thousand. Interest rate risk is estimated as the potential impact on our results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on our results of operations and financial position.

         A significant portion of our revenues is derived from foreign operations (approximately 73% and 67% for the years ended December 31, 2002 and 2001, respectively. We primarily invoice and collect in U.S. dollars; therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data of USDATA begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10, Directors and Executive Officers of the Registrant, is hereby incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders presently scheduled to be held on May 22, 2003, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year (the "Proxy Statement") covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The information concerning executive compensation and transactions with management will be set forth in the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table gives information about our common stock that may be issued under our 1994 Equity Compensation Plan as of December 31, 2002. See
Note 10 in the Notes to Consolidated Financial Statements included herein for information regarding the material features of this plan.

                                       Number of                               Number of Securities
                                    Securities to be                          Remaining Available
                                      Issued Upon        Weighted-Average     for Future Issuance
                                      Exercise of       Exercise Price of         Under Equity
                                      Outstanding          Outstanding         Compensation Plans
                                   Options, Warrants     Options, Warrants   (Excluding Securites
Plan Category                         and Rights           and Rights         Reflected in Column (a)
-------------                         ----------           ----------         -----------------------
                                          (a)                  (b)                     (c)
                                       (In thousands, except weighted-average price data)
Equity compensation plans
  approved by security holders           437                  $10.77                     25
Equity compensation plans not
  approved by security holders             -                       -                      -
                                         ---                                             --
                                         437                  $10.77                     25
                                         ===                                             ==

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information concerning relationships and related transactions is set forth in the Proxy Statement to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, which information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes in our internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

         Independent Auditors' Report for the Years Ended
                  December 31, 2002 and 2001                                            F-1

         Consolidated Balance Sheets as of December 31, 2002 and 2001                   F-2

         Consolidated Statements of Operations for the Years Ended
                  December 31, 2002, 2001 and 2000                                      F-3

         Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
                  Loss for the Years Ended December 31, 2002, 2001 and 2000             F-4

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2002, 2001 and 2000                                      F-5

         Notes to Consolidated Financial Statements                                     F-6

(A) (2) FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts                                 33

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B)      REPORTS ON FORM 8-K

         On October 11, 2002, we filed a current report on Form 8-K to announce an Acquisition or Disposition of Assets under Item 2. On October 1, 2002, we acquired all the issued and outstanding stock of Wizard Information Systems Limited, pursuant to the terms of an Agreement for the Purchase of Wizard Information Systems Limited.

         On October 16, 2002, we filed a current report on Form 8-K to announce a Change of Control of Registrant under Item 1. On October 1, 2002, SCP entered into a Stock Purchase Agreement with Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard 2000, pursuant to which SCP acquired for an aggregate purchase price of $300,000, (1) 1,003,182 shares of USDATA common stock; (2) 50,000 shares of the USDATA Series A Preferred; (3) 132,500 shares of USDATA Series B Preferred; and (3) warrants to purchase 5,300,000 shares of Series A-1 Preferred of eMake.

         On October 29, 2002, we filed a current report on Form 8-K to announce that on October 29, 2002, we issued a press release announcing management and board of directors changes.

(C)      EXHIBITS

 Exhibit No.       Description
     3.1          Certificate of Incorporation of USDATA, as amended.*******

     3.2          By-laws of USDATA.*

     4.1          Specimen stock certificate representing the Common Stock.***

     4.2          Specimen stock certificate representing the Preferred
                  Stock.*********

     10.1         1982 Incentive Stock Option Plan.*##

     10.2         1992 Incentive and Nonstatutory Option Plan.*##

     10.3         1994 Equity Compensation Plan, as amended.*##

     10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and USDATA.*

     10.5         Employee Stock Purchase Plan.###

     10.8         Administrative Services Agreement between Safeguard
                  Scientifics, Inc. and USDATA.***

     10.9         First Amendment to Office Lease Agreement, dated as of June
                  1992 by and between Carter-Crowley Properties, Inc. and USDATA.****

     10.10        Stock Purchase Agreement, dated August 6, 1999, by and between
                  USDATA and Safeguard Delaware, Inc.*****

     10.11 Investors' Rights Agreement, dated August 6, 1999, by and among USDATA, Safeguard Delaware, Inc. and Safeguard
                  Scientifics, Inc.*****

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

     10.21 Exchange Agreement, dated as of September 12, 2000, by and between USDATA Corporation and SCP Private Equity Partners II,
                  L.P.********

     10.22        Export Loan Agreement.**********

     10.23        Guaranty.**********

     10.24        First Amendment to the Series C Preferred Stock Purchase
                  Agreement.######

     10.25        Fourth Amendment to Office Lease Agreement.######

     10.26        Stock Purchase Agreement by and among SCP Private Equity
                  Partners II, L.P., Safeguard Delaware, Inc., Safeguard
                  Scientifics (Delaware), Inc. and Safeguard 2000 Capital, L.P.
                  dated October 1, 2002.####

     10.27        Stock Purchase Agreement by and between SCP Private Equity
                  Partners II, L.P. and Warren V. Musser dated October 1,
                  2002.####

     10.28 USDATA Corporation Series C-2 Preferred Stock Purchase Warrant dated September 30, 2002.####

     10.29        Agreement for the Acquisition of Wizard Information Systems,
                  Limited, dated October 1, 2002 by and among USDATA Corporation and the Shareholders of Wizard Information Systems,
                  Limited.#####

     10.30        Series C Preferred Stock Purchase Agreement, dated January 14,
                  2003, by and among USDATA Corporation and SCP Private Equity
                  Partners II, L.P.#

     10.31 USDATA Corporation Series C-2 Preferred Stock Purchase Warrant dated January 14, 2003.#

     10.32        Amendment to Second Amended and Restated Investor Rights
                  Agreement, dated January 14, 2003, by and among USDATA
                  Corporation and SCP Private Equity Partners II, L.P.#

     21.1         Subsidiaries of the Registrant.*

     23.1         Consent of KPMG LLP.#

     23.2         Power of Attorney (included on signature page).

     99.1 Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).#

     99.2 Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).#

------------
#           Filed herewith

## Compensatory plan or arrangement required to be filed or incorporated as an exhibit.

### Filed on April 29, 1999 as Appendix A to USDATA's Definitive Proxy Statement on Form 14A.

#### Filed on October 16, 2002 as an exhibit to USDATA's Current Report on Form 8-K.

##### Filed on October 11, 2002 as an exhibit to USDATA's Current Report on Form 8-K.

###### Filed on April 1, 2002 as an exhibit to USDATA's Annual Report on Form 10-K for the fiscal year December 31, 2001

* Filed on April 12, 1995 as an exhibit to USDATA's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.

** Filed on June 1, 1995 as an exhibit to Amendment No. 1 to USDATA's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.

*** Filed on June 15, 1995 as an exhibit to Amendment No. 2 to USDATA's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.

**** Filed on March 31, 1998 as an exhibit to USDATA's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

***** Filed on March 29, 2000 as an exhibit to USDATA's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

****** Filed on May 15, 2000 as an exhibit to USDATA's Form 10-Q for the quarterly period ended March 31, 2000.

******* Filed on August 14, 2000 as an exhibit to the USDATA's Form 10-Q for the quarterly period ended June 30, 2000.

******** Filed on November 14, 2000 as an exhibit to the USDATA's Form 10-Q for the quarterly period ended September 30, 2000.

*********   Filed on March 31, 2000 as an exhibit to the USDATA's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

**********  Filed on March 30, 2001 as an exhibit to USDATA's Annual Report on
            Form 10-K for the fiscal year ended December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
USDATA CORPORATION:

         We have audited the accompanying consolidated balance sheets of USDATA Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USDATA Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas

February 3, 2003, except for note 6,
  which is as of March 17, 2003

                                       F1

                      USDATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                      2002            2001
                                                                                      ----            ----
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    978       $  1,844
   Accounts receivable, net of allowance for doubtful
     accounts of $82 and $279, respectively                                             2,331          2,573
   Other current assets                                                                   582            557
                                                                                     --------       --------
     Total current assets                                                               3,891          4,974
                                                                                     --------       --------
Property and equipment, net                                                               510          1,212
Computer software development costs, net                                                1,093          6,443
Software held for resale, net                                                           1,313            426
Customer relationships                                                                  1,301             --
Other assets                                                                               76             23
                                                                                     --------       --------
     Total assets                                                                    $  8,184       $ 13,078
                                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    941       $    694
   Deferred revenue                                                                     1,559          1,248
   Accrued compensation and benefits                                                      698            468
   Notes payable and current portion of long-term debt                                  1,327          1,837
   Other accrued liabilities                                                            1,699            717
   Net liabilities of discontinued operation                                              193            339
                                                                                     --------       --------
     Total current liabilities                                                          6,417          5,303
                                                                                     --------       --------
Other noncurrent liabilities                                                            1,550            985
Long-term debt, less current portion                                                      107            590
                                                                                     --------       --------
     Total liabilities                                                                  8,074          6,878
                                                                                     --------       --------
Commitments and contingencies (Note 14)
Stockholders' equity:

   Series A cumulative convertible preferred stock, $.01 par value; liquidation preference $100 per share; 100,000 shares authorized;
     50,000 shares issued and outstanding in 2002 and 2001                              6,368          5,968
   Series B cumulative convertible preferred stock; $.01 par value;
     liquidation preference $100 per share; 800,000 shares authorized;
     281,800 shares issued and outstanding in 2002 and 265,000 shares
     issued and outstanding in 2001                                                    33,096         29,262
   Series C-1 cumulative convertible preferred stock; $.01 par value;
     liquidation preference $80 per share; 125,000 shares authorized;
     75,000 shares issued and outstanding in 2002 and 53,750 shares
     issued and outstanding in 2001                                                    13,229         10,442
   Series C-2 cumulative convertible preferred stock; $.01 par value;
     liquidation preference $120 per share; 125,000 shares authorized;
     0 shares issued and outstanding in 2002 and 2001                                      --             --
     Common stock, $.01 par value, 40,000,000 shares authorized;
     3,485,624 shares issued in 2002 and 3,264,872 shares issued in 2001                   35             33
   Additional paid-in capital                                                           6,653         12,815
   Deferred stock compensation                                                           (481)            --
   Accumulated deficit                                                                (50,905)       (43,795)
   Treasury stock at cost, 396,292 shares in 2002 and 438,247
     shares in 2001                                                                    (6,787)        (7,522)
   Accumulated other comprehensive loss                                                (1,098)        (1,003)
                                                                                     --------       --------
     Total stockholders' equity                                                           110          6,200
                                                                                     --------       --------
     Total liabilities and stockholders' equity                                      $  8,184       $ 13,078
                                                                                     ========       ========

See accompanying notes to consolidated financial statements.

                                       F2

                       USDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                          2002          2001           2000
                                                          ----          ----           ----
Revenues:
    Product license                                    $  8,287       $ 11,477       $ 13,019
    Services                                              2,057          2,095          3,015
                                                       --------       --------       --------
Total revenues                                           10,344         13,572         16,034
                                                       --------       --------       --------
Operating expenses:
    Selling and product materials                         8,714          9,088         12,812
    Product development                                   1,468          1,694          6,402
    General and administrative                            3,089          3,222          6,521
    Customer relationships amortization                     118              -              -
    Severance and other restructuring charges               730          1,068          2,518
    Write off of capitalized software                     3,336            391          1,781
                                                       --------       --------       --------
Total operating expenses                                 17,455         15,463         30,034
                                                       --------       --------       --------
Loss from operations                                     (7,111)        (1,891)       (14,000)
Interest expense                                           (119)          (213)          (388)
Other income, net                                            22             37            114
                                                       --------       --------       --------
Loss from continuing operations before
    preferred stock dividends of subsidiary              (7,208)        (2,067)       (14,274)
Preferred stock dividends of subsidiary                       -              -           (642)
                                                       --------       --------       --------
Loss from continuing operations                          (7,208)        (2,067)       (14,916)
Discontinued operations:
    Income (loss) from discontinued operation                98            182        (28,324)
    Loss on disposal of discontinued operation,
      including operating losses of $360 for 2001             -              -         (1,193)
                                                       --------       --------       --------
Net loss                                                 (7,110)        (1,885)       (44,433)
Dividends on preferred stock, preferred stock
   warrant and beneficial conversion                     (4,491)       (10,812)          (401)
                                                       --------       --------       --------
Net loss applicable to common stockholders             $(11,601)      $(12,697)      $(44,834)
                                                       ========       ========       ========
Net loss per common share:
    Basic:
      Loss from continuing operation                   $  (4.02)      $  (4.57)      $  (5.60)
      Income (loss) from discontinued operation            0.03           0.07         (10.79)
                                                       --------       --------       --------
    Net loss per common share - basic                  $  (3.99)      $  (4.50)      $ (16.39)
                                                       ========       ========       ========
    Diluted:
      Loss from continuing operation                   $  (4.02)      $  (4.57)      $  (5.60)
      Income (loss) from discontinued operation            0.03           0.07         (10.79)
                                                       --------       --------       --------
    Net loss per common share - diluted                $  (3.99)      $  (4.50)      $ (16.39)
                                                       ========       ========       ========
    Weighted average shares outstanding: {a}
      Basic                                               2,908          2,820          2,735
      Diluted                                             2,908          2,820          2,735
                                                       ========       ========       ========

{a} As of December 31, 2002, total shares outstanding on an as converted basis was 8,192,000 shares.

See accompanying notes to consolidated financial statements.

                                       F3

                       USDATA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                                                       Accumulated        Total
                                                      Additional    Deferred                               Other       Stockholders'
                                  Preferred   Common    Paid-in      Stock       Retained   Treasury   Comprehensive      Equity
                                    Stock      Stock    Capital   Compensation   Earnings     Stock         Loss         (Deficit)
                                  --------    ------  ---------   ------------   --------   --------   -------------  -------------
Balance, at December 31, 1999      $     -       $26    $ 22,082      $(1,278)   $  2,523    $(8,434)     $  (832)       $ 14,087
  Exercise of stock options                                   56                                 330                          386
  Exercise of common stock
    warrants                                       7       2,102                                                            2,109
  Issuance of common stock                                   206                                 259                          465
  Amortization of deferred
    compensation                                                        1,278                                               1,278
  Acquisition of common stock                                116                                (116)                           -
  Preferred stock (Note 9)           5,167                  (164)                                                           5,003
  Preferred stock dividends            401                  (401)                                                               -
  Acceleration of stock
    option vesting                                            25                                                               25
  Comprehensive loss:
     Net loss                                                                     (44,433)                                (44,433)
     Foreign currency
       translation adjustment                                                                                (132)           (132)
                                                                                                                         --------
       Total comprehensive loss                                                                                           (44,565)
                                   -------       ---    --------      -------    --------    -------      -------        --------
Balance, at December 31, 2000        5,568        33      24,022            -     (41,910)    (7,961)        (964)        (21,212)
  Issuance of common stock                                  (382)                                439                           57
  Issuance of common stock
    warrant                                                   87                                                               87
  Issuance of preferred stock        2,150                  (100)                                                           2,050
  Conversion of eMake
    Series A-1 and A-2
      preferred stock into
      Series B preferred
      stock                         27,142                                                                                 27,142
  Preferred stock dividends          2,662                (2,662)                                                               -
  Series C-2 warrant
    beneficial conversion            6,000                (6,000)                                                               -
  Series C-1 beneficial
    conversion                       2,150                (2,150)                                                               -
  Comprehensive loss:
    Net loss                                                                       (1,885)                                 (1,885)
    Foreign currency
      translation adjustment                                                                                  (39)            (39)
                                                                                                                         --------
      Total comprehensive loss                                                                                             (1,924)
                                   -------       ---    --------      -------    --------    -------      -------        --------
Balance, at December 31, 2001       45,672         33     12,815            -     (43,795)    (7,522)      (1,003)          6,200
  Issuance of common stock                                  (712)                                735                           23
  Issuance of common
    stock warrant                                             32                                                               32
  Issuance of preferred stock          850                   (40)                                                             810
  Preferred stock dividends          2,791                (2,791)                                                               -
  Series C-2 warrant beneficial
    conversion                         850                  (850)                                                               -
  Series C-1 beneficial
    conversion                         850                  (850)                                                               -
  Series B issued for
    acquisition                      1,680         2      (1,453)                                                             229
  Deferred stock compensation                                                                                                   -
    related to acqusition                                    502         (502)                                                  -
  Amortization of deferred
    compensation                                                           21                                                  21
  Comprehensive loss:                                                                                                           -
    Net loss                             -                                         (7,110)                                 (7,110)
    Foreign currency
      translation adjustment                                                                                  (95)            (95)
                                                                                                                         --------
      Total comprehensive loss                                                                                             (7,205)
                                   -------       ---    --------      -------    --------    -------      -------        --------
Balance, at December 31, 2002      $52,693       $35    $  6,653      $  (481)   $(50,905)   $(6,787)     $(1,098)       $    110
                                   =======       ===    ========      =======    ========    =======      =======        ========

See accompanying notes to the consolidated financial statements.

                                       F4

                       USDATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                        2002           2001           2000
                                                                        ----           ----           ----
Cash flows from operating activities:
Net loss                                                             $ (7,110)      $ (1,885)      $(44,433)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    (Income) loss from discontinued operations                            (98)          (182)        28,324
    Loss on disposal of discontinued operations                             -              -          1,193
    Furniture and equipment transfer in lease negotiation                 135              -              -
    Depreciation and amortization                                       3,978          3,586          2,527
    Non-cash stock compensation                                            53             87              -
    Write off of capitalized software development costs                 3,336            391          1,781
    Write off of fixed assets                                               -              -             81
    Non-cash interest expense                                               -              -            313
    Preferred stock dividends of subsidiary                                 -              -            642
    Changes in operating assets and liabilities, net of working capital from acquisition:
         Accounts receivable, net                                         804          1,500          2,134
         Other assets, net                                                191            140            (51)
         Accounts payable and other accrued liabilities                  (396)        (1,678)         1,977
         Accrued compensation and benefits                                152           (340)        (1,112)
         Deferred revenue                                                (153)            30           (636)
                                                                     --------       --------       --------
         Net cash provided by (used in) continuing operations             892          1,649         (7,260)
         Net cash used in discontinued operations                         (48)        (1,892)       (16,204)
                                                                     --------       --------       --------
         Net cash provided by (used in) operating activities              844           (243)       (23,464)
                                                                     --------       --------       --------
Cash flows from investing activities:
    Capital expenditures                                                 (579)           (60)        (1,114)
    Capitalized software development costs                               (668)        (1,317)        (4,120)
    Acquisition                                                          (304)             -              -
    Refund of leasehold improvement costs                                   -            209              -
                                                                     --------       --------       --------
         Net cash used in continuing operations                        (1,551)        (1,168)        (5,234)
         Net cash used in discontinued operations                           -              -         (2,783)
                                                                     --------       --------       --------
         Net cash used in investing activities                         (1,551)        (1,168)        (8,017)
                                                                     --------       --------       --------
Cash flows from financing activities:
    Proceeds from stock warrant exercise                                    -              -          2,109
    Proceeds from stock option exercises                                    -              -            386
    Proceeds from issuance of common stock                                 23             57              -
    Proceeds from issuance of preferred stock, net                        810          2,050          6,937
    Proceeds from issuance of demand notes payable                          -              -         26,750
    Payments on demand notes payable                                        -              -         (7,500)
    Borrowing under revolving line of credit                            1,229          1,657            750
    Other borrowings                                                      139            710              -
    Payments on revolving line of credit and debt                      (2,360)        (1,892)          (126)
                                                                     --------       --------       --------
         Net cash provided by (used in) financing activities             (159)         2,582         29,306
                                                                     --------       --------       --------
Net increase (decrease) in cash and cash equivalents                     (866)         1,171         (2,175)
Cash and cash equivalents, beginning of period                          1,844            673          2,848
                                                                     --------       --------       --------
Cash and cash equivalents, end of period                             $    978       $  1,844       $    673
                                                                     ========       ========       ========
Supplemental disclosures of non-cash operating, investing
    and financing activities:
        In conjunction with the acquisition:
            Series B preferred and common stock issued               $    229      $       -      $       -
        Accrued liability related to software held for resale             920              -              -
        Furniture and equipment transfer in lease negotiation             135              -              -
        Conversion of accrued liabilities to long-term
            notes payable                                                   -            232              -
        Conversion of notes payable and accrued interest
            to preferred stock                                              -              -         19,563
        Property and equipment acquired by capital lease                    -              -            645
        Cash paid for interest                                             91            181             75
See Notes 3, 6, and 8 for other non-cash financing activities
                                                                     ========       ========       ========

See accompanying notes to consolidated financial statements

                                       F5

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         USDATA Corporation is an independent, global supplier of industrial automation software tools, applications and consulting services designed to provide businesses with the knowledge and control needed to perfect the products they produce and the processes they manage. During the 1980s, USDATA evolved its software research and engineering to focus on supervisory control and data acquisition. As a result, we developed FactoryLink(R), our main industrial automation software product, which has become one of the manufacturing and process industry's most widely used automation products. FactoryLink(R) was launched in 1986 and to date has shipped more than 79,000 copies to more than 110 countries around the world.

         As manufacturing continued to evolve, so did the need to create new solutions that would assist companies to better manage their production processes. In 1998, USDATA launched Xfactory(R). Building on its expertise on the shop floor, USDATA's Xfactory(R) product is designed to track all aspects of discrete manufacturing production in real time. Xfactory(R) maintains historically accurate records, provides defect tracking, and complete product genealogy. Data gathered and analyzed by this powerful product gives companies the insight needed to improve production performance and meet the changing requirements of customers dynamically, while generating enhanced competitive advantage.

         Our software solutions span a wide range of manufacturing and automation processes, from monitoring equipment to tracking product flow, and are designed to integrate seamlessly with customers' existing manufacturing and business software. This combination of product breadth and ease of integration is intended to provide a total plant solution that defines new levels of manufacturing performance and gives customers a distinct competitive advantage. Our products and services are designed to help customers manage their business in real time, reduce operating costs, shorten cycle times and improve quality in their manufacturing operations. We provide this knowledge through software products and services and deliver it through a community of business partners. We have channel support locations in the United States and Europe and we have a global network of distribution and support partners.

         Our family of software products provides a powerful set of software tools and applications designed for users who are technically competent but who may not be experienced software programmers.

LIQUIDITY

         Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         At December 31, 2002, we had a working capital deficit of $2.5 million, an accumulated deficit of $50.9 million and have incurred losses from continuing operations in each of the years ended December 31, 2002, 2001 and 2000.

         Based upon anticipated levels of operations, we anticipate that our ongoing working capital requirements will continue to be funded through internally generated funds, our net borrowings from our working capital line of credit and the $1.5 million equity financing we received on January 15, 2003 (See Note 17). We anticipate that such sources of funds will be sufficient to satisfy our operating and debt service cash needs throughout 2003 and for the foreseeable future; however, there can be no assurance that these funds will be sufficient. Our working capital line of credit requires us to maintain compliance with certain financial covenants each quarter. Certain of these covenants require us to maintain increasingly higher amounts of earnings before interest, taxes, depreciation and amortization ("EBITDA") and tangible net worth during 2003. In order to meet such requirements throughout 2003, we will be required to achieve sales levels, which are above those that have currently been attained. There is no assurance we will be able to reach such sales levels and maintain compliance with the financial covenants contained in the working capital line of credit. Based on the conditional financing arrangements of our working capital line of credit, there can be no assurance we will be able to obtain any additional funding on acceptable terms, if at all. In the event of a default under our working capital line of credit and in the event the lending bank does not waive the default, our operations could be materially adversely affected. In that event, we would be required to delay or abandon certain operating activities and capital expenditures, which would further adversely affect our operations.

USE OF ESTIMATES

         Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                                       F6

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of USDATA and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

         Certain reclassifications have been made to 2001 and 2000 to conform to the presentation in 2002.

CASH EQUIVALENTS

         USDATA considers all highly liquid investments purchased with maturities of three months or less at the time of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at original cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and major betterments and replacements are capitalized. Depreciation is provided in amounts, which amortize costs over the estimated useful lives of the related assets, generally three to five years, utilizing the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective leases or estimated useful life of the improvement.

INTANGIBLE ASSETS

         Computer Software Development Costs. Software development costs incurred prior to establishing technological feasibility are charged to operations and included in product development costs. Software development costs incurred after establishing technological feasibility, and purchased software costs, are capitalized and amortized on a product-by-product basis when the product is available for general release to customers. Annual amortization, charged to selling and product materials, is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight-line method over the remaining estimated economic life of the product. The total computer software development costs capitalized for 2002, 2001 and 2000 were $668 thousand, $1.3 million, and $2.3 million (net of a write-off of $1.8 million), respectively. The total costs amortized and charged to operations for 2002, 2001 and 2000 were $2.7 million, $2.3 million, and $1.1 million, respectively, and is included in selling and product materials expense. Accumulated amortization at December 31, 2002 and 2001 was $5.5 million and $3.3 million, respectively.

         Software Held for Resale. Purchased software or the purchase of underlying source code for a certain software product that is held for resale in the ordinary course of business is capitalized and amortized on a straight-line basis over the estimated economic useful life, generally three to five years. Total costs amortized and charged to operations for all software held for resale were $572 thousand, $398 thousand and $480 thousand for 2002, 2001 and 2000, respectively. Accumulated amortization at December 31, 2002 and 2001 was $1.6 million and $1.0 million, respectively.

         Customer Relationships. The cost of acquired companies is allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. Costs allocated to identifiable intangible assets, other than intangible assets with definite lives, are generally amortized on a straight-line basis over their remaining estimated useful life. Our identifiable intangible asset is comprised of the customer relationships resulting from the 2002 acquisition described in Note 2.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Both of these standards require that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the net asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                                       F7

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

REVENUE RECOGNITION

         Revenue from the licensing of software products is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions ("SOP 98-9"), and we generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Each of the four criteria above is defined as follows:

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

SOFTWARE LICENSE AGREEMENT WARRANTIES AND INDEMNIFICATIONS

         We typically provide our customers a warranty on our software products for a period of 90 days. Such warranties are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." To date, we have not incurred any costs related to warranty obligations. Under the terms of substantially all of our software license agreements, we have agreed to indemnify our customers for all costs and damages arising from claims against such customer based on, among other things, allegations that our software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, we retain the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, we may terminate the license agreement and refund to the customer the license fee paid to us. Such indemnification provisions are accounted for in accordance with SFAS No. 5. Through December 31, 2002, there have been no claims under such indemnification provisions.

STOCK-BASED COMPENSATION

         We apply the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for stock options and other stock based awards under our stock option plan. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the USDATA 1994 Equity Compensation Plan. Pro forma net income and earnings per share disclosures as if we recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition

                                       F8

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

and Disclosure, and are as follows for the years ended December 31, 2002, 2001 and 2000:

(in thousands, except per share data)                                               2002           2001           2000
                                                                                ---------------------------------------
Net loss:
   As reported                                                                  $(11,601)      $(12,697)      $(44,834)
   Stock-based employee compensation cost included in reported net income,
      net of related tax effects                                                      --             --             --
   Total stock-based employee compensation expense determined under fair
      value-based method for all awards, net of related tax effects                 (505)          (140)        (1,156)
                                                                                --------       --------       --------
Proforma                                                                        $(12,106)      $(12,837)      $(45,990)
                                                                                ========       ========       ========
Basic and diluted net loss per common share
   As reported                                                                  $  (3.99)      $  (4.50)      $ (16.39)
   Pro forma                                                                       (4.16)         (4.55)      $ (16.82)
                                                                                ========       ========       ========


         The weighted-average fair value of options granted was $1.64, $3.09 and $53.95 for 2002, 2001, and 2000, respectively. The fair value of each option is estimated at the date of grant using a modified Black-Scholes option pricing model, with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: dividend yields of 0% for all three years; expected volatility of 150%, 100% and 121%; risk-free interest rate of 2.9% to 4.7%, 4.7% to 6.0%, and
5.0% to 6.3%; and expected lives of 5 years.

ACCOUNTING CHANGES

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards for the recognition of certain identifiable intangible assets, separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. We adopted the provisions of SFAS No. 141 effective July 1, 2001 and fully adopted SFAS No. 142 effective January 1, 2002. The acquisition discussed in Note 2 was accounted for in accordance with both SFAS No. 141 and SFAS No. 142.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. This method results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS

         The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of our bank note payable and revolving line of credit at December 31, 2002 and 2001 approximates fair value as these notes payable bear interest at market rates.

NET LOSS PER SHARE OF COMMON STOCK

         Net loss per share of common stock is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, basic loss per share excludes dilution for potentially dilutive securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share when their inclusion would be antidilutive to the results of continuing operations.

         Options to purchase 437,000; 294,000; and 301,000 shares of common stock for 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as their impact would be antidilutive. In addition, the following common stock equivalents were not included in the computation of diluted earnings per share for 2002 due to their impact being antidilutive: (1) warrants to purchase 1,712,500, 50,000 and 243,902 shares of common stock; and (2) 2,907,566 equivalent common shares that would be issued upon the conversion of our issued and outstanding


                                       F9

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Series A Preferred, Series B Preferred, and Series C-1 Preferred.

FOREIGN CURRENCY TRANSLATION

         The balance sheets of our foreign subsidiaries are translated using year-end exchange rates and we translate our statement of operations amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statements of operations and such amounts have not been significant.

CONCENTRATION OF CREDIT RISK

         We license software and provide services to established companies. We perform credit evaluations of our customers and generally do not require collateral. We maintain reserves for estimated credit losses. At December 31, 2002, we had one customer with an outstanding accounts receivable balance of approximately $0.5 million. This customer represented approximately 28% of our revenues for 2002. At December 31, 2001, we had two customers with outstanding accounts receivable balances of approximately $0.6 million and $0.3 million, respectively. These customers represented approximately 21% and 7%, respectively, of our revenues for 2001.

2.       ACQUISITION

         On October 1, 2002, USDATA acquired all the issued and outstanding stock of Wizard Information Systems, Ltd ("Wizard"), pursuant to the terms of an Agreement for the Purchase of Wizard Information Systems Limited ("Acquisition Agreement"), dated October 1, 2002 ("Completion Date"), by and among USDATA and John Adrian Wise and David John Moody (each a "Seller" and together the "Sellers"). We acquired Wizard primarily to secure direct access to end-users. Wizard is a privately held company located in the United Kingdom and is one of USDATA's largest European distributors. Wizard is an independent automation solutions provider founded in 1995 and has offices in the United Kingdom, France and the Netherlands.

         In connection with the acquisition, USDATA paid consideration of $140,000 in cash, 220,752 unregistered shares of USDATA common stock, and 16,800 shares of USDATA Series B Preferred, each of which is convertible into 3.28 shares of USDATA common stock. The Series B Preferred and common stock was valued at an aggregate fair market value of $229 thousand. We also incurred $164 thousand in acquisition costs. In addition, the Sellers are entitled to receive additional consideration in the aggregate; (i) a maximum of 257,544 shares of unregistered USDATA common stock and 19,600 shares of Series B Preferred ("Performance Shares") contingent upon Wizard achieving a certain target gross revenue level by March 31, 2003, and (ii) a maximum of 257,544 shares of USDATA common stock and 19,600 shares of Series B Preferred ("Retention Shares") contingent upon continued employment with Wizard for three years, under the terms and conditions of an Executive Service Agreement entered into by and among Wizard and the Sellers. The Performance Shares and Retention Shares, if earned, shall be granted in equal installments on each of the first three anniversaries of the Completion Date; and, to the extent not yet granted, shall be forfeited in the event that the Seller's employment with USDATA terminates as set forth in the Acquisition Agreement. The Performance Shares and Retention Shares, if earned, will be recognized as non-cash compensation expense in our statement of operations. We recorded $21 thousand in non-cash stock compensation in connection with the earned portion of the Retention Shares during the year ended December 31, 2002.

         The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The purchase price allocations are subject to adjustment resulting from the finalization of those estimated fair values. The excess purchase price over the estimated fair value of net tangible assets of $1.4 million has been allocated to customer relationships and is being amortized on a straight-line basis over its remaining estimated useful life of 3 years. We recorded $118 thousand in amortization expense for the three months and year ended December 31, 2002. The results of the acquired business have been included in the consolidated financial statements since the date of acquisition of October 1, 2002. A summary of the total purchase price and purchase price allocation of the acquisition is as follows:

                                      F10

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(in thousands)
Accounts receivable, net       $   543
Customer relationships           1,419
Other assets, net                  234
Accounts payable                  (547)
Deferred revenue                  (464)
Other accrued liabilities         (652)
                               -------
   Total purchase price        $   533
                               =======


         Unaudited pro forma operating results as though the acquisition had occurred on January 1, 2001, with adjustments primarily to give effect to amortization of customer relationships, is as follows:

                                               Year Ended December 31,
                                               -----------------------
(in thousands, except per share data)            2002           2001
                                               ---------      --------
                                                     (unaudited)
Revenues                                       $ 11,776       $ 15,822
Loss from operations                             (8,140)        (2,663)
Net loss applicable to common stock             (12,631)       (13,470)
Net loss per share:
   Basic and diluted                           $  (4.34)      $  (4.78)
                                               ========       ========

3.       DISCONTINUED OPERATION

         In February 2001, management of USDATA determined that the market adoption rate of the technology around our eMake subsidiary was not progressing in a manner to support the resources needed to continue eMake's newly developed operating plan. As a result, our Board of Directors approved a plan on February 26, 2001 to terminate the operations of eMake as of March 31, 2001 as part of a strategy to commit our resources to our core business. At December 31, 2000, we recorded an estimated loss on disposal of $1.2 million, including operating losses of $360 thousand expected to be incurred through the disposal date of March 31, 2001. eMake is reported as a discontinued operation, and the consolidated financial statements have been reclassified to segregate the net assets and operating results of the business. Summarized financial data of the discontinued operation are as follows:

(in thousands)                                                   2002           2001           2000
                                                               --------       --------       --------
Financial position:
Net liabilities of discontinued operation (a)                  $   (193)      $   (339)      $ (2,413)
                                                               ========       ========       ========

Discontinued operation:
   Revenues                                                    $     --       $     --       $  1,075
                                                               --------       --------       --------
   Operating (income) expense before severance and
      other restructuring and acquisition related charges            --             --         18,087
   Amortization of intangible assets  (b)                            --             --          1,078
   Non-cash stock compensation  (b)                                  --             --          1,278
   Severance and other restructuring charges  (a) (c)               (98)          (182)         1,861
   Asset impairment charge  (d)                                      --             --          7,095
                                                               --------       --------       --------
   Income (loss) from discontinued operation                   $     98       $    182       $(28,324)
                                                               ========       ========       ========

(a) In December 2002, we reversed $98 thousand in estimated legal fees that were accrued as a result of terminating the operations of eMake. The balance at December 31, 2002 represents $119 thousand in accounts payable and $74 thousand in other accrued liabilities.

(b)      Acquisition

         On August 6, 1999, we completed the acquisition of substantially all of the assets and certain liabilities of Smart Shop Software, Inc. ("Smart Shop") for $6.4 million in cash, plus transaction costs of $0.2 million. The eMake segment

                                      F11

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

operations were built around the Smart Shop operations and assets acquired. This acquisition was accounted for under the purchase method of accounting. The excess purchase price over the estimated fair value of net tangible assets was allocated to various intangible assets, consisting of developed technology of $1.8 million, assembled work force of $251 thousand and goodwill of $5.2 million, all of which were being amortized to expense on a straight-line basis over 5 years. We recorded $1.1 million to expense for the period ended December 31, 2000.

         In connection with the acquisition, we issued 500,000 shares of USDATA common stock to certain former shareholders of Smart Shop who became employees of eMake. The shares of common stock were held in escrow as collateral for performance under the purchase agreement to be released from escrow to the shareholders in six tranches, each six months following the closing date of August 6, 1999. As a result, we recorded deferred stock compensation of $1.9 million to stockholders' equity in 1999. The deferred stock compensation was recognized as compensation expense over 36 months, as the restrictions lapsed. Due to the restructuring plan described in (b) below, the remaining shares were released from escrow and we accelerated the amortization of the compensation charge in full and recorded a non-cash stock compensation charge of $1.3 million for the period ended December 31, 2000.

(c)      Severance and Other Restructuring Charges

         During the year 2000, we implemented a restructuring plan designed to reduce our cost structure by reducing our workforce and other operating expenses. We recorded a one-time charge for eMake of $1.9 million primarily consisting of employee severance and other employee-related costs of $1.2 million. Other charges included in the $1.9 million are early lease termination and facility shutdown costs of $112 thousand, write-downs of redundant property and equipment of $308 thousand, lease costs associated with vacated office space of $242 thousand and $10 thousand for legal and other related costs.

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

         Of the total lease termination and facility shutdown costs charged to expense for the year 2000 of $354 thousand, $54 thousand were paid by December 31, 2000 and $168 thousand were paid by December 31, 2001. We settled the remaining $132 thousand accrual related to lease costs associated with vacated office space and reversed this accrual in 2001. The reversal is included in income from discontinued operations in the consolidated statement of operations, in addition to $50 thousand received related to a royalty agreement with eMake and one of its competitors, for the year ended December 31, 2001. $10 thousand was paid related to legal and other costs through December 31, 2000.

         At December 31, 2001, $14 thousand other employee-related costs remained in accrued liabilities, which was paid in 2002. As of December 31, 2002, no employee-related costs were outstanding.

 (d)     Asset Impairment Charge

         As a result of our restructuring plan described in Note 8, we re-evaluated eMake's business model during the fourth quarter of 2000. A revised operating plan was developed to restructure and stabilize the business. Based on the forecasted undiscounted cash flows from the revised operating plan, it was determined that certain intangible assets of eMake were impaired and we recorded an asset impairment charge of $7.1 million. The amount of the impairment was measured based upon projected discounted future cash flows from the revised operating plan. The asset impairment charge includes a write-off of goodwill and intangible assets of $4.0 million, net and $1.5 million, net, respectively. Also included in the impairment charge were capitalized website development costs and capitalized software costs of $1.2 million, net and $365 thousand, net, respectively. The acquired intangible assets were written off in 2000.

                                      F12

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31, 2002 and 2001 were as follows:

   (in thousands)                  2002           2001
------------------------------------------------------
Equipment                        $ 2,096       $ 2,083
Purchased software                 1,315         1,301
Furniture and fixtures               381           381
Leasehold improvements                84            83
Vehicles                              --            --
Assets under capital leases          305           605
                                 -------       -------
                                   4,181         4,453
 Accumulated depreciation
    and amortization              (3,671)       (3,241)
                                 -------       -------

Net property and equipment       $   510       $ 1,212
                                 =======       =======

5.     INTANGIBLE ASSETS

       Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The following is a summary of intangible assets at December 31, 2002 and 2001:


                                                               2002                                       2001
                                                --------------------------------------     --------------------------------------
                                                  Gross                                      Gross
                                                 Carrying    Accumulated                    Carrying     Accumulated
(in thousands)                                     Amount    Amortization     Total          Amount      Amortization     Total
                                                ----------    ----------    ----------     ----------    ----------    ----------
Definite Useful Lives
     Computer software development costs        $    6,557    $    5,464    $    1,093     $    9,721     $    3,278    $    6,443
     Software held for resale                        2,896         1,583         1,313          1,436          1,010           426
     Customer relationships                          1,419           118         1,301             --             --            --
                                                ----------    ----------    ----------     ----------     ----------    ----------
Total                                           $   10,872    $    7,165    $    3,707     $   11,157     $    4,288    $    6,869
                                                ==========    ==========    ==========     ==========     ==========    ==========

         Amortization expense related to intangible assets was $3.4 million, $2.7 million and $1.6 million for the years ended December 31, 2002, 2001, and 2000, respectively. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2002 for each of the years in the five year period ending December 31, 2007 and thereafter is: 2003 - $2.230 million; 2004 - $960 thousand; 2005 - $517 thousand; 2006 - $0; 2007 - $0 and thereafter
- $0.

         On March 20, 2002 (the "Effective Date"), we entered into a source code license agreement with the developer of the client graphics used within our FactoryLink(R) software product. We have a nonexclusive right to reproduce, modify and incorporate the licensed software into other computer software. In addition, the licensed software shall be marketed, distributed and sublicensed under one or more of our and/or third party's trademarks, trade names or service marks. The purchase price of the licensed software was $900,000 payable over three years as follows: (a) $200,000 within 10 business days of the Effective Date; (b) $200,000 six months after the Effective Date; (c) $250,000 on April 30, 2003; and (d) $250,000 on March 20, 2004. As of December 31, 2002, $250,000
of the remaining amount due is included in other accrued liabilities with the balance of $250,000 included in other non-current liabilities. We capitalized the original purchase price of $900,000 of the licensed software as software held for resale and it is being amortized on the straight-line method over the estimated economic life of three years.

         On July 9, 2002, we acquired the rights to certain source code related to value added products that are currently bundled into our FactoryLink(R) software product for $560,000. Under the license agreement we were granted a worldwide, non-exclusive, perpetual, irrevocable, assignable and transferable license to use the source code, design documentation, user documentation, setups and related materials. The $560,000 is payable over three years in annual payments of $140,000 beginning in 2002. The first payment was made on July 9, 2002 upon receipt of the source code. Each additional payment is due on each of the first, second and third anniversary of the effective date, June 30, 2002. As of December 31, 2002, $140,000 of the remaining amount due is included in other accrued liabilities with the balance of $280,000 included in other non-current liabilities. We capitalized the original purchase price of $560,000 as software held for resale and it is being amortized on the straight-line method over the estimated economic life of three years.

         The $1.4 million excess purchase price over the estimated fair value of net tangible assets of the acquired business described in Note 2 has been allocated to customer relationships and is being amortized on a straight-line basis over its remaining estimated useful life of 3 years. We recorded $118 thousand in amortization expense for the three months and year ended December 31, 2002.

                                      F13

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Due to lower than expected future revenue from the S2K software product and due to our decision to re-direct our sales and development efforts to our core software products, FactoryLink(R) and Xfactory(R), we determined that the carrying amount of the capitalized software development costs for S2K may not be recoverable. We compared the carrying amount of the capitalized software developments costs for S2K to future net cash flows expected to be generated by the asset and determined that the asset was impaired. As a result, we wrote off the entire carrying value of $3.3 million to expense in December 2002.

         As a result of strategy changes from two of our suppliers, we determined that the carrying amount of capitalized software development costs related to two of our software products were not recoverable and as a result deemed to be impaired during the third quarter of 2001. We wrote off $355 thousand related to our Analyzer software product and $36 thousand related to our Connector software product, totaling $391 thousand.

         In 2000, we wrote off $1.8 million of capitalized software costs due to impairment of certain software products.

6.       DEBT

         Our borrowings at December 31, 2002 and 2001 consisted of:


(in thousands)                             2002          2001
                                         ------        ------
Revolving line of credit                 $  663        $1,145
Bank promissory note                         79           143
Non-interest bearing note payable            74           174
Capital leases                              169           414
Note payable                                449           468
Financed insurance                           --            83
                                         ------        ------
   Total debt                             1,434         2,427
Less current portion                      1,327         1,837
                                         ------        ------
                                         $  107        $  590
                                         ======        ======



         A wholly-owned subsidiary of USDATA, United States Data Corporation, our operating entity, maintains a revolving credit facility with JPMorgan Chase Bank (the "Lending Bank") to provide us with working capital assistance relating to timing of our cash flow (the "Credit Facility"). The Credit Facility originated on January 15, 2001 and on January 15, 2002, it was amended to extend the Credit Facility to January 31, 2003 and increase the commitment fee from 1.0% to 1.5% per annum on the total commitment of up to $3.0 million. Effective January 31, 2003, we renewed the Credit Facility through January 31, 2004, increased the interest rate to the prime rate plus 3.0% and increased the commitment fee from 1.5% to 2.0% per annum on the total commitment of up to $3.0 million. At December 31, 2002 and 2001, the interest rate was 5.75% and 6.25%, respectively. The Credit Facility is collateralized by certain of our foreign accounts receivable, and is guaranteed by USDATA and Export-Import Bank of the United States ("EXIM Bank"). EXIM Bank guarantees 90% of the principal and interest. At December 31, 2002 and 2001, $663 thousand and $1.1 million, respectively, was drawn under the Credit Facility and is included in current liabilities. Based on the qualifying borrowing base arrangement, total remaining availability at December 31, 2002 and 2001 was $97 thousand and $309 thousand, respectively. Due to the nature of the qualifying borrowing base arrangement, our borrowing capability varies each month depending on billings and cash collections.

         We were not in compliance with the tangible net worth debt covenant for the months ended March 31, April 30, and May 31, 2002. In addition, we did not comply with the EBITDA debt covenant for the quarter ended March 31, 2002. On April 15, 2002 and July 12, 2002, we received two separate waivers from the Lending Bank waiving these defaults under the Credit Facility. In connection with the April 15, 2002 waiver, the interest rate under the Credit Facility was increased by 75 basis points to the prime rate plus 2.25% per annum. On July 12, 2002, the Lending Bank amended both debt covenants going forward beginning in June 2002 to be consistent with our most recent operating plan. We complied with both debt covenants as of June 30, 2002, but due to lower than expected revenue for the third quarter of 2002 and an unexpected asset impairment charge in the fourth quarter of 2002, we failed to comply with the EBITDA debt covenant for both quarters and the tangible net worth debt covenant for the fourth quarter. On October 24, 2002 and at renewal on January 31, 2003, we received waivers from the Lending Bank waiving these defaults under the Credit Facility. The EBITDA and tangible net worth covenants for the three months ended December 31, 2002 was $900 thousand and ($2.3) million, respectively. Actual EBITDA and tangible net worth for this period was ($3.0) million and ($3.6) million. The debt covenant defaults are attributed to lower than anticipated fourth quarter revenues and for EBITDA the $3.3 million write down of impaired assets described in Note 5. The EBITDA and tangible net worth covenants to be met for the first, second, third and fourth quarters

                                      F14

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

of 2003, respectively, are as follows: (a) EBITDA - ($564) thousand, ($50) thousand, ($25) thousand and $1.3 million; and (b) tangible net worth - ($3.4) million, ($3.7) million, ($3.9) million and ($2.5) million.

         In conjunction with the Smart Shop acquisition, we, through our wholly owned subsidiary, assumed a promissory note with a bank in the amount of $297 thousand of which $79 thousand and $143 thousand was outstanding at December 31, 2002 and 2001, respectively. The note agreement requires monthly installments of $7 thousand including interest at the bank prime rate plus 1.5%, or 5.75% at December 31, 2002 and 6.25% for the same period in 2000. The note is collateralized by all accounts receivable, inventory, general intangibles, equipment and fixtures of the wholly-owned subsidiary. The promissory note is guaranteed by USDATA and the final payment of the outstanding balance is due in August 2003. Interest paid in 2002, 2001 and 2000 totaled $4 thousand, $17 thousand and $24 thousand, respectively.

         Also, in connection with the 1999 acquisition of Smart Shop, we assumed a $174 thousand noninterest-bearing note payable to a former Smart Shop shareholder. The note was due in its entirety on August 5, 2002. As of December 31, 2002, $74 thousand was outstanding on the loan. The final payment was made on January 17, 2003 settling the debt in full.

         In December 2000, we entered into a development and commercialization agreement with an OEM and one of our customers. On May 11, 2001, the agreement was amended to include a loan agreement ("Loan") between a wholly-owned subsidiary of USDATA and the OEM in connection with a co-coordinated development program to co-develop what was to be the next major release of our software product FactoryLink(R), or S2K. During 2001, the OEM advanced to USDATA $467,500 in three separate advances. The Loan bears interest at 10.5% per annum and is repayable in eight equal quarterly installments of principal and interest with the first installment due on April 15, 2002. As of December 31, 2002 and December 31, 2001, $446 thousand and $468 thousand was outstanding on the Loan with the entire balance being included in current liabilities for 2002 and $172 thousand included in current liabilities for 2001. We have not paid the quarterly loan payments due for the third and fourth quarters of 2002 or the first quarter of 2003, totaling $212 thousand. In October 2002, we contacted the OEM and requested delaying the loan payments, as a result of their significantly lower than forecasted purchases from USDATA. A key provision of the development and commercialization agreement was that our software products were to be a preferred solution of the OEM and that they were to actively promote and sell our software products. On March 17, 2003, we entered into an amendment to the development and commercialization agreement, whereby USDATA granted to the OEM a license to the S2K source code as it existed on that date and the OEM forgave the $446 thousand outstanding balance of the Loan. USDATA retains the intellectual property rights to the existing S2K software product. In addition, we have an obligation to provide 192 hours of support over the next twelve months.

         In November 2001, we renewed our Directors and Officers Liability insurance. We financed the $125 thousand premium under a premium finance agreement, which bears interest at 5.74% per annum. Monthly installments of $12 thousand were payable during 2001 and $83 thousand was outstanding at December 31, 2001. These amounts were paid in 2002. No such amounts were outstanding at December 31, 2002

7.       INCOME TAXES

         Loss from continuing operations before dividends on preferred stock, preferred stock warrant and beneficial conversion was ($7.2) million, ($2.1) million and ($14.3) million for the years ended December 31, 2002, 2001 and 2000, respectively. The benefit (provision) for income taxes differed from the amounts computed by applying the United States Federal statutory income tax rate of 34% to income (loss) before taxes as a result of the following for the years ended December 31, 2002, 2001 and 2000:



(in thousands)                              2002             2001             2000
                                          --------         --------         --------
Expected tax benefit                      $  2,417         $    703         $  5,071
State taxes, net of federal impact            (373)              --               --
Change in valuation allowance               (2,038)            (246)         (15,323)
Change in prior year estimate                   --             (377)              --
Discontinued operations                         --              (62)          10,036
Other                                           (6)             (18)             216
                                          --------         --------         --------
Income tax (provision) benefit            $     --         $     --          $    --
                                          ========         ========         ========

                                      F15

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The components of deferred taxes at December 31, 2002 and 2001 were as follows:

(in thousands)                                 2002             2001
                                             --------         --------
   Deferred tax assets:
      Net operating loss                     $ 21,940         $ 15,835
      Impairment and restructuring                525            4,024
      Allowance for doubtful accounts              36              104
      Accrued benefits                             40               74
      Credits                                   1,075            1,075
      Intangible assets                         1,187              155
      Compensation                                247              247
      Other                                       272              666
      Valuation allowance                     (20,152)         (18,114)
                                             --------         --------
                                             $  5,170         $  4,066
                                             ========         ========
   Deferred tax liabilities:
      Depreciation                                616              851
      Capitalized software                      4,025            2,920
      Other                                       529              295
                                             --------         --------
                                             $  5,170         $  4,066
                                             ========         ========

         At December 31, 2002, we had net operating loss carryforwards of approximately $64.4 million, which will expire beginning in 2018.

         In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, we have fully reserved all deferred tax assets to the extent such assets exceed deferred tax liabilities.

         We believe as a result of common stock issuances in 2001 and 2002, we have undergone an ownership change within the meaning of Section 382 of the Internal Revenue Code ("IRC"). As a result, our ability to utilize our operating loss carryforwards incurred prior to the ownership changes are limited on an annual basis to the amount equal to the value of USDATA, as defined by the IRC, as of the date of change in ownership, multiplied by the long-term exempt bond rate.

         No taxes have been provided on undistributed earnings of foreign subsidiaries, as they are considered permanently reinvested.

8.       SEVERANCE AND OTHER RESTRUCTURING CHARGES

         During the fourth quarter of 2000, we implemented a restructuring plan designed to reduce our cost structure by reducing our workforce and other operating expenses. We recorded a charge of $2.5 million primarily consisting of employee severance and other employee-related costs of $1.1 million. This charge excludes the restructuring associated with eMake. See Note 3 for discussion on eMake. Severance costs were determined based upon employees' years of service as well as level within the organization. The reduction in workforce included approximately 56 employees, or approximately 41% of the workforce, and affected all functions within our organization. All affected employees were terminated as of December 31, 2000. Other charges included in the $2.5 million are early lease termination and facility shutdown costs of $200 thousand, write-downs of redundant property, plant and equipment of $81 thousand, lease costs associated with vacated office space of $1.0 million and $91 thousand for legal and other related costs. These charges provide for future streamlining of operations related to cost reduction initiatives. Of the total amount expensed in 2000, approximately $827 thousand was paid during the year ended December 31, 2000 and approximately $1.5 million was paid during the year ended December 31, 2001. The remaining $76 thousand was paid during 2002.

         The continuing deterioration of the real estate market affected our ability to sublease approximately 44,400 square feet of excess office space at our headquarter facilities. As a result, we accrued an additional $1.1 million in restructuring charges related to lease costs associated with vacated office space in the third quarter of 2001, representing an estimated one full year of lease costs associated with the excess office space. In October 2001, we initiated negotiations with Crescent Real Estate Funding VIII, L.P. (the "Landlord") whereby the Landlord would remove the 44,400 square feet of excess office space under the facility lease. On March 19, 2002, we entered into a Fourth Amendment to the Office Lease Agreement (the

                                      F16

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

"Fourth Amendment") with the Landlord to reduce our lease payment commitment obligations and our excess leased office space. Pursuant to the Fourth Amendment, the Landlord reacquired approximately 44,400 rentable square feet, reducing our headquarters' space to 34,982 rentable square feet ("Existing Premises"). We sublease approximately 14,802 square feet of the Existing Premises. The Fourth Amendment extended the lease term four months to December 31, 2010, and increased the base rental rate per square foot on the Existing Premises by $1.00 each year beginning in 2003 and ending in 2005. In year 2006, the base rental rate per square foot increases by $1.75 from year 2005 and remains constant through year 2010. In addition, we owed $444 thousand at March 31, 2002 to the Landlord representing rents due on the excess leased space for five months. The Landlord agreed to waive any claim to such amount owed contingent upon timely payment of all rent to be paid on the Existing Premises. The $444 thousand will be reduced by $51 thousand per year over the remaining term of the lease. We also transferred to the Landlord our right, title and interest in excess office furniture, with a carrying value of approximately $135 thousand. In connection with the Fourth Amendment, we issued a Warrant, dated March 19, 2002, to the Landlord for the purchase of up to 243,902 shares of our common stock at an exercise price per share of $2.05, the closing market price on the date of the Warrant. The Warrant is exercisable by the Landlord, in whole or in part, at any time commencing on March 19, 2002 and ending on March 18, 2007. In addition, under the Fourth Amendment, we released certain rights, such as our right to terminate the Lease in 2005, certain preferential rights to lease additional space and the right to extend the Lease. By implementing the provisions of the Fourth Amendment, we realized a cash savings of approximately $1.0 million in lease costs during 2002. In connection with the Fourth Amendment we recorded a $356 thousand restructuring charge for the consultant who assisted us in the negotiations. At December 31, 2002, $67 thousand of the remaining accrual was included in other current liabilities and $119 thousand was included in other non-current liabilities.

         We compute rent expense to be recognized under the Lease, as amended, considering the increasing rent over the rent term and all amounts previously accrued for as rent expense, including the $1.1 million recorded in the third quarter of 2001 for unoccupied excess lease space, $135 thousand for the excess office furniture transferred to the Landlord and $383 thousand for the value of the Warrant issued on March 19, 2002. The remaining accrual will be amortized over the remaining lease term as an offset to rent expense, and the carrying value of the excess office furniture and value of the Warrant will be amortized as an increase to rent expense. At December 31, 2002, $129 thousand of the remaining accrual was included in other current liabilities and $901 thousand was included in other non-current liabilities.

         For the nine months ended September 30, 2002, revenues declined by 31% when compared to the same period in 2001 and declined by 25% when compared to the second quarter of 2002. As a result, in November 2002 we implemented a 23% reduction in our workforce in an effort to streamline and reduce our overhead costs. The reductions included approximately 17 employees and were primarily from general and administrative, quality assurance, and documentation. The quality assurance functions will be outsourced at a lower cost. A portion of the cost savings from the general and administrative reductions will be offset by newly established sales positions and sales and marketing programs. All affected employees were terminated as of December 31, 2002. We recorded $374 thousand in severance and other employee related costs associated with this reduction and related to the resignation of our former president and chief executive officer in October of 2002. Our board of directors appointed an interim president and chief executive officer to serve in this capacity for a considerable amount of time and who is with a turnaround management firm. As of December 31, 2002, $280 thousand was outstanding and is included in accrued compensation and benefits on the balance sheet. The severance costs were determined based upon employees' years of service as well as level within the organization.

9.       STOCKHOLDERS' EQUITY AND CONVERTIBLE PREFERRED STOCK

STOCK SPLIT

         On July 10, 2001, our board of directors approved and recommended that the stockholders approve an amendment to our Certificate of Incorporation to affect a one-for-five reverse stock split (the "Reverse Split") of our issued and outstanding common stock (the "Existing Common"). On July 10, 2001, the holders of a majority of the outstanding shares of Existing Common approved the amendment by written consent. Approval by the board of directors and by the holders of a majority of the outstanding shares of common stock is required under Delaware law to effect the amendment. The amendment became effective upon the filing of the amendment to our Certificate of Incorporation with the Delaware Secretary of State on August 20, 2001. The Reverse Split became effective August 21, 2001 the ("Effective Date").

         Pursuant to the terms of the Reverse Split, each five shares of Existing Common outstanding immediately prior to the Effective Date was reclassified as, and exchanged for, one share of newly issued common stock, par value $0.01 per share ("New Common"). No fractional shares of New Common were issued. If the conversion resulted in a fraction of a share, then we rounded up such fraction of a share and the holder received a whole share for such fraction. The per share amounts reported herein have been adjusted to give effect to the Reverse Split for all periods presented.

PREFERRED STOCK

                                      F17

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The board of directors is authorized, subject to certain limitations and without stockholder approval, to issue up to 2.2 million shares of preferred stock in one or more series and to fix the rights and preferences of each series. In 1999, the board of directors designated 100,000 shares of authorized preferred stock as Series A Preferred, of which 50,000 shares were issued and outstanding at December 31, 2002 and 2001. In September 2000, we executed an amendment to the Certificate of Designation for our Preferred Stock which changed the terms of the Series A Preferred and designated 800,000 shares of authorized preferred stock as Series B Preferred, of which 281,800 shares and 265,000 shares were issued and outstanding at December 31, 2002 and 2001, respectively. The amended terms included that neither the Series A Preferred nor Series B Preferred are redeemable and that the cumulative dividends are no longer interest bearing. In March 2001, we executed a Certificate of Designation for Series C-1 Preferred and Series C-2 Preferred which designated 125,000 shares of authorized preferred stock as Series C-1 Preferred and designated 125,000 shares of authorized but unissued preferred stock as Series C-2 Preferred. As of December 31, 2002 and 2001, 75,000 and 53,750 shares, respectively, of Series C-1 Preferred were issued and outstanding.

SERIES A CONVERTIBLE PREFERRED STOCK

         On August 6, 1999, we issued through a private placement 50,000 shares of our Series A Preferred for $5.0 million to a wholly-owned subsidiary of Safeguard, which was one of our primary stockholders. The Series A Preferred has a par value of $0.01 per share and a liquidation preference of $100 per share, plus cumulative dividends. Dividends on the Series A Preferred are cumulative and payable in additional shares of Series A Preferred or in cash at a rate of $8.00 per share per annum and in preference to any dividends on our common stock. The preferred stock is convertible at any time into shares of our common stock at a conversion rate of $23.25 per share of common stock. The preferred stock is also convertible into shares of common stock of any majority owned subsidiary of USDATA through the earliest of the following events: (a) June 1, 2006; (b) the commencement of the liquidation or winding up of the business of eMake; (c) the sale of all or substantially all of the assets and properties of eMake; (d) a merger, consolidation or other similar transaction involving eMake in which eMake is not the surviving entity or eMake is the surviving entity but after which the holders of the outstanding voting securities of eMake before the transaction hold less than 50% of eMake's outstanding voting securities after the transaction; (e) the sale by eMake of its securities in a public offering; or (f) a decrease in the ownership percentage of USDATA's voting securities of eMake to the extent that eMake would cease to be a consolidated subsidiary of USDATA. The Series A Preferred was mandatorily redeemable according to the original terms, however in September 2000, the Series A designation was amended to remove the mandatory redemption provision. At December 31, 2002 and 2001, the aggregate liquidation preference was $6.4 million and $6.0 million, including cumulative dividends of $1.4 million and $968 thousand, respectively. The holders of the Series A Preferred are subordinated to the holders of the Series B Preferred and Series C-1 and C-2 Preferred. Dividends of $400 thousand, $400 thousand and $401 thousand have been recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

SERIES A-1 AND A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK OF EMAKE

         On August 7, 2000, USDATA and eMake executed a Securities Purchase Agreement to provide $26.5 million in financing in the form of eMake preferred stock. The transaction was approved by our stockholders on September 11, 2000 and the transaction was completed on September 12, 2000.

         On September 12, 2000, SCP and Safeguard each purchased through a private placement 5,300,000 shares, for a total of 10,600,000 shares, of eMake Series A-1 Preferred and Series A-2 Preferred and warrants to purchase up to an additional 5,300,000 shares each of eMake Series A-1 and Series A-2 Preferred, respectively. The aggregate purchase price of $26,500,000 was comprised of $6,936,754 in cash and cancellation of $19,250,000 of the notes payable and the related accrued interest of $313,246.

         On January 31, 2001, SCP and Safeguard elected to exercise their right to acquire 132,500 shares each of USDATA Series B Preferred in exchange for 5,300,000 shares in eMake Series A-1 Preferred and 5,300,000 shares of eMake Series A-2 Preferred, respectively. As a result, no series of eMake preferred stock remains outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

         The Series B Preferred has a par value of $0.01 per share and a liquidation preference of $100 per share, plus cumulative dividends. Dividends on the Series B Preferred are cumulative and payable in additional shares of Series B Preferred at a rate of $8.00 per share per annum. The holders of the Series B Preferred rank senior to the holders of the Series A Preferred with respect to dividend rights, rights on liquidation, dissolution and winding up and preference to any dividends on the common stock. The preferred stock is convertible at any time into our shares of common stock at a conversion rate of $30.45 per share of common stock. At December 31, 2002 and 2001, the aggregate liquidation preference was $33.2 million and $29.3 million, respectively, including cumulative dividends of $4.3 million in 2002 and


                                      F18

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

$2.1 million in 2001 and cumulative preferred stock dividends of subsidiary of $642 thousand in 2000. Dividends of $2.154 million and $2.120 million have been recorded for the years ended December 31, 2002 and 2001.

         Pursuant to the acquisition described in Note 2, we issued 16,800 shares of Series B Preferred to the Sellers and recorded $1,680,000 to Series B Preferred stock.

SERIES C CONVERTIBLE PREFERRED STOCK

         On March 30, 2001, we secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of USDATA Series C-1 Preferred and a warrant to purchase up to 75,000 shares of Series C-2 Preferred. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at the purchase price of $40 per share or $1.5 million. We had the right to exercise our right to sell the Option Stock on or before the expiration of nine months after March 30, 2001 ("Closing Date"), but not before May 30, 2001, and we were required to be in compliance with specified monthly targets as defined in the Series C Preferred Stock Agreement. As an additional condition to this equity financing, SCP and Safeguard 2000 agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred, respectively, which are convertible into USDATA Series B Preferred.

         On July 20, 2001, we exercised our right to sell 16,250 shares of the Option Stock to SCP. We received $635,596, net of transaction costs, in exchange for issuing 16,250 shares of our Option Stock to SCP.

         USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement"). The Agreement amends that certain Series C Preferred Stock Purchase Agreement dated March 30, 2001 (the "Original Agreement") to extend our right to sell the remaining 21,250 shares of our Series C-1 Preferred ("Remaining Option Preferred Stock") at $40 per share or $850,000 to December 31, 2002. In addition, the Agreement provides SCP with warrant coverage for 50% of the Remaining Option Preferred Stock issued if we exercise our right to sell the Remaining Option Preferred Stock (up to 10,625 shares). The Agreement deleted the provision that we had to be in compliance with specified monthly targets in order to exercise our right to sell the Remaining Option Preferred Stock. On March 8, 2002, the Agreement was unanimously approved by the disinterested members of our Board of Directors.

         On September 30, 2002, we exercised our right to sell the remaining 21,250 shares of the Remaining Option Preferred Stock to SCP. We received $809,867 in cash, net of transaction costs, in exchange for the shares. In connection with issuing the remaining 21,250 shares of Remaining Option Preferred Stock to SCP, we issued a warrant to SCP granting them the right to purchase up to an additional 10,625 shares of Series C-2 Preferred at a purchase price of $40 per share. As of December 31, 2002, SCP held two warrants granting them the right to purchase in the aggregate 85,625 shares of our Series C-2 Preferred at a purchase price of $40 per share.

         As of December 31, 2002 and 2001, 75,000 and 53,750 shares of Series C-1 Preferred were issued and outstanding. The total proceeds were $2.9 million, net of transaction costs.

         The Series C-1 Preferred has a par value of $0.01 per share and a liquidation preference of $80 per share, plus cumulative dividends and interest. The preferred stock is convertible into our common stock at a conversion rate of 20 shares of common stock for each share of preferred stock and the cumulative dividends are payable at $4.00 per share per annum in the form of additional shares of Series C-1 Preferred. The Series C-1 Preferred ranks senior to all other classes and series of our capital stock with respect to dividend rights, rights on liquidation, dissolution and winding up. The excess of the liquidation preference over the purchase price of the preferred stock has been reflected as a $3.0 million and $2.150 million dividend on preferred stock for the year ended December 2002 and 2001, respectively, increasing the loss applicable to common stockholders and decreasing additional paid-in capital. At December 31, 2002 and 2001, the aggregate liquidation preference was $13.2 million and $10.4 million, including cumulative dividends of $378 thousand for 2002 and $142 thousand for 2001, dividends related to the beneficial conversion feature of the liquidation preference of $3.0 million and dividend on the Series C-2 Preferred warrant of $6.9 million (see below). Dividends of $236 thousand and $142 thousand have been recorded for the years ended December 31, 2002 and 2001. Dividends related to the beneficial conversion feature of the liquidation preference of $850 thousand and $2.150 million have been recorded for the years ended December 31, 2002 and 2001.

WARRANT TO PURCHASE SERIES C-2 PREFERRED STOCK

         The Series C-2 Preferred warrants issued to SCP by USDATA grants SCP the right to purchase up to 85,625 shares of USDATA Series C-2 Preferred at a purchase price of $40 per share. The Series C-2 Preferred has a par value of $0.01 per share and a liquidation preference of $120 per share, and is convertible into our common stock at a conversion rate of 20 shares of common stock for each share of preferred stock. The right to purchase the shares of Series C-2 Preferred

                                      F19

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

under the warrant are exercisable on any business day on or before March 30, 2011. On exercise, the warrant provides the holder a liquidation preference of three times the exercise price per share. The excess of the liquidation preference of the Series C-2 Preferred to be acquired on warrant exercise over the warrant exercise price of $3.4 million has been reflected as additional return to the Series C-1 preferred stockholder, increasing loss applicable to common stockholders of $850 thousand and $6.0 million for the years ended December 31, 2002 and 2001, respectively, and decreasing additional paid-in capital by $6.9 million.

 WARRANTS TO PURCHASE SERIES A-1 AND A-2 PREFERRED STOCK

         The eMake Series A-1 and eMake Series A-2 Preferred warrants grant to the holder the right to purchase up to an additional 5,300,000 shares of eMake Series A-1 Preferred and up to an additional 5,300,000 shares of eMake Series A-2 Preferred at an exercise price of $0.01 per share. The holder of the eMake Series A-1 and Series A-2 Preferred warrants agreed not to convert upon exercise of eMake warrants to acquire Series A-1 and A-2 Preferred, respectively, which are convertible into USDATA Series B Preferred. These warrants expire on June 30, 2006.

WARRANTS TO PURCHASE COMMON STOCK

         In 1994, we issued warrants to Safeguard and a director of USDATA to purchase our common stock. The warrants entitled Safeguard and the director to purchase 698,238 and 77,582 shares, respectively, of USDATA common stock at an exercise price of $3.02 per share. In December 1999, the director exercised his warrant to purchase 77,582 shares of USDATA common stock and in June 2000 Safeguard exercised its warrant to purchase 698,238 shares of USDATA common stock for $2.1 million in cash.

         The changes in the number of issued and outstanding shares of our preferred and common stock are summarized as follows:

                                                           Preferred Stock                              Common Stock
                                                   --------------------------------------------------------------------------------
                                                                                                          Held In
                                                   Series A      Series B      Series C     Issued       Treasury       Outstanding
                                                   ---------     ---------    ---------    ---------     ---------      -----------
BALANCE AT DECEMBER 31, 1999                              --            --           --    3,125,224       490,463      2,634,761
Series A Preferred Stock                              50,000            --           --           --            --             --
Common shares issued or purchased                         --            --           --      139,648       (27,061)       166,709
                                                   ---------     ---------    ---------    ---------     ---------      ---------
BALANCE AT DECEMBER 31, 2000                          50,000            --           --    3,264,872       463,402      2,801,470
Series B Preferred Stock                                  --       265,000           --           --            --             --
Series C-1 Preferred Stock                                --            --       53,750           --            --             --
Common shares issued or purchased                         --            --           --           --       (25,155)        25,155
                                                   ---------     ---------    ---------    ---------     ---------      ---------
BALANCE AT DECEMBER 31, 2001                          50,000       265,000       53,750    3,264,872       438,247      2,826,625
Series B Preferred Stock                                  --        16,800           --           --            --             --
Series C-1 Preferred Stock                                --            --       21,250           --            --             --
Common shares issued or purchased                         --            --           --      220,752       (41,955)       262,707
                                                   ---------     ---------    ---------    ---------     ---------      ---------
BALANCE AT DECEMBER 31, 2002                          50,000       281,800       75,000    3,485,624       396,292      3,089,332
                                                   =========     =========    =========    =========     =========      =========


         On October 1, 2002, SCP entered into a Stock Purchase Agreement with Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard 2000, pursuant to which SCP acquired for an aggregate purchase price of $300,000, (1) 1,003,182 shares of USDATA common stock; (2) 50,000 shares of the USDATA Series A Preferred; (3) 132,500 shares of USDATA Series B Preferred; and
(3) warrants to purchase 5,300,000 shares of Series A-1 Preferred of eMake. Upon a sale, transfer or other disposition of such shares and warrants purchased by SCP, or any portion thereof, or sale of all or substantially all of the assets or stock of USDATA, on or before December 31, 2003, Safeguard shall receive an aggregate of 25% of the excess that SCP receives over the $300,000 in the same form and on the same terms and conditions, received by SCP in such transaction. As of December 31, 2002, SCP held warrants exercisable for 10,600,000 shares of eMake Series A-1 and A-2 Preferred, which are convertible into a total of 265,000 shares of USDATA Series B Preferred.

10.      EQUITY COMPENSATION PLAN

         In 1994, we adopted the 1994 Equity Compensation Plan (the 1994 Plan), which provides for stock options to be granted to employees, independent contractors and directors. The 1994 Plan was amended in 2000 to provide for the issuance of up to 600,000 shares of common stock pursuant to the grant of incentive stock options (ISO), non-qualified stock options (NSO), stock appreciation rights (SARs) and restricted stock awards. Options issued under the 1994 Plan generally vest over a four-year period and are exercisable up to eight years from the date of grant at a price per share equal to the fair market value of the underlying stock on the date of grant. The 1994 Plan also authorizes an automatic grant of options to purchase 4,000 shares of common stock to certain eligible directors upon initial election to the board of directors,


                                      F20

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

which vest over four years, and a further grant of options to purchase 1,000 shares of common stock as an annual service grant, which fully vest as of the grant date. Options granted to directors have an eight-year term. At December 31, 2002 and 2001, there were 25,000 and 168,000 shares, respectively, available for future grant under the 1994 Plan. All share and per share amounts have been adjusted to reflect the one for five reverse stock split effective August 21, 2001.

Option activity under our 1994 Plan is summarized as follows:

 (in thousands, except share prices)                      2002                          2001                             2000
---------------------------------------------------------------------------------------------------------------------------------
                                                          Weighted                      Weighted                         Weighted
                                                           Average                       Average                         Average
                                                          Exercise                      Exercise                         Exercise
                                          Shares           Price         Shares           Price         Shares            Price
                                          -------         -------        -------         -------        -------         -------
Outstanding at beginning of period            294         $ 18.76            301         $ 24.45            330         $ 20.10
Options granted                               191            1.64             80            3.09             85           53.95
Options exercised                              --              --             --              --            (19)          20.65
Options forfeited                             (48)          13.95            (87)          29.61            (95)          35.60
                                          -------         -------        -------         -------        -------         -------

Outstanding at end of period                  437         $ 10.77            294         $ 18.76            301         $ 24.45
                                          -------         -------        -------         -------        -------         -------

Options exercisable at year-end               193         $ 18.60            164         $ 20.86            166         $ 20.15
Shares available for future grant              25                            168                            161
                                          =======                        =======                        =======

The following summarizes information about our stock options outstanding at December 31, 2002 (in thousands, except share prices):






                                                 Options Outstanding                           Options Exercisable
                                      ------------------------------------------------    -----------------------------
                                                    Weighted Avg.
                                                     Remaining
                                       Number       Contractual Life     Weighted Avg.        Number      Weighted Avg.
 Range of Exercise Prices         Outstanding         (in years)        Exercise Price     Exercisable   Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$   0.34   --   $  1.90                   172            7.3            $  1.61                    4          $  1.25
$   2.50   --   $  4.69                    75            6.2               3.08                   21             3.02
$  12.50   --   $ 17.50                    42            2.8              15.38                   36            15.49
$  18.44   --   $ 22.50                   121            3.0              19.74                  116            19.74
$  28.13   --   $ 44.38                    17            5.1              30.02                   11            31.00
$  55.00   --   $ 85.00                    10            5.2              66.21                    5            66.11
                                      -------                                                -------
                                          437            5.3            $ 10.77                  193          $ 18.60
                                      =======                                                =======

11.      RETIREMENT PLAN

         We maintain a discretionary defined contribution plan covering substantially all employees. During the years ended December 31, 2002, 2001 and 2000, we made contributions of approximately $48 thousand, $62 thousand and $200 thousand, respectively, to this plan.

12.      NASDAQ COMPLIANCE NOTICES

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

                                      F21

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         As of May 8, 2002, we had not regained compliance with the Rule and applied to transfer our securities to The Nasdaq SmallCap Market. On June 11, 2002, our application was approved and our securities were transferred to The Nasdaq SmallCap Market at the opening of business on June 12, 2002.

         On July 23, 2002, we received a notice from The Nasdaq SmallCap Market that for the last 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 days, or until January 21, 2003, to regain compliance. On September 10, 2002, we received notice from The Nasdaq SmallCap Market that the closing bid price of our common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, we regained compliance with the minimum $1.00 per share requirement. However, on November 12, 2002, we received notice that our common stock again fell below the minimum $1.00 per share requirement for the last 30 consecutive trading days. We have 180 calendar days, or until May 12, 2003, to regain compliance. There can be no assurance that we will be able to regain compliance by May 12, 2003.

13.      RELATED PARTY TRANSACTIONS

         As of December 31, 2002, SCP beneficially owns approximately 68%, or 5,593,718 shares of our common stock by purchasing convertible preferred stock and common stock as described below.

         At various times throughout 2000, a subsidiary of Safeguard and SCP provided $19.250 million in bridge financings to USDATA or eMake in exchange for seven demand notes ranging from $1.5 million to $6.0 million. On September 12, 2000, USDATA and eMake secured $26.5 million in financing from Safeguard and SCP through the issuance of eMake Series A-1 and A-2 Preferred. In connection with this transaction, we received $6,936,754 in cash and Safeguard and SCP cancelled the then outstanding notes payable balance due them of $19.250 million plus accrued interest of $313,246.

         On January 31, 2001, SCP and Safeguard elected to exercise their right to acquire 132,500 shares each of USDATA Series B Preferred in exchange for 5,300,000 shares in eMake Series A-1 Preferred and 5,300,000 shares of eMake Series A-2 Preferred, respectively. As a result, no series of eMake preferred stock remains outstanding.

         On March 30, 2001, we secured an equity infusion of $1.5 million from SCP through the issuance of 37,500 shares of Series C-1 Preferred of USDATA and a warrant to purchase up to 75,000 shares of Series C-2 Preferred. In addition, SCP committed to purchase an additional 37,500 shares of Series C-1 Preferred ("Option Stock") at a purchase price of $40 per share or $1.5 million. On July 20, 2001, we exercised our right to sell 16,250 shares of the Option Stock to SCP and on September 30, 2002, we exercised our right to sell 21,250 shares of the Remaining Option Preferred Stock to SCP. We received $635,596 in cash, net of transaction costs, in exchange for issuing the 16,250 shares and $809,867 in cash, net of transaction costs, in exchange for issuing the 21,250 shares. See
Note 9 for further details.

         On October 1, 2002, SCP acquired Safeguard's interest in USDATA by entering into a Stock Purchase Agreement with Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard 2000, pursuant to which SCP acquired for an aggregate purchase price of $300,000, (1) 1,003,182 shares of USDATA common stock; (2) 50,000 shares of the USDATA Series A Preferred; (3) 132,500 shares of USDATA Series B Preferred; and (3) warrants to purchase 5,300,000 shares of Series A-1 Preferred of eMake. Upon a sale, transfer or other disposition of such shares and warrants purchased by SCP, or any portion thereof, or sale of all or substantially all of the assets or stock of USDATA, on or before December 31, 2003, Safeguard shall receive an aggregate of 25% of the excess that SCP receives over the $300,000 in the same form and on the same terms and conditions, received by SCP in such transaction.

         In March 2000, USDATA, through its wholly-owned subsidiary, eMake, entered into a master agreement with CompuCom Systems, Inc. ("CompuCom"), a Safeguard partnership company. The master agreement engaged CompuCom to assist USDATA with the planning, development, implementation and support of eMake. This agreement was subsequently terminated in December 2000 due to our restructuring plan. Total payments to CompuCom during 2000 were approximately $1.0 million.

14.      COMMITMENTS AND CONTINGENCIES

LEASES

         We lease office space, equipment and automobiles under non-cancelable capital and operating lease agreements, which expire at various dates through the year 2010. Assets recorded under capital leases were $0.3 million and $0.6 million at December 31, 2002 and 2001, respectively, and the related accumulated amortization was $142 thousand and


                                      F22

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

$231 thousand at December 31, 2002 and 2001, respectively. Amortization of capital lease assets of $15 thousand and $158 thousand was included in depreciation expense for the years ended December 31, 2002 and 2001, respectively.

         Future minimum lease payments at December 31, 2002 under capital and operating leases were as follows (in thousands):


                                                          Capital      Operating
                                                          Leases        Leases
--------------------------------------------------------------------------------
2003                                                        67        $  922
2004                                                        67           922
2005                                                        44           938
2006                                                        --           932
2007                                                        --           875
2008 and thereafter                                         --         2,623
                                                         -----        ------
  Total minimum lease commitments                          178        $7,212
                                                         -----        ------
 Less amounts representing interest                          9
                                                         -----
 Present value of net minimum lease payments               169
 Less current portion                                       62
                                                         -----
                                                          $107
                                                         =====

         Total rent expense was approximately $0.6 million; $0.8 million and $1.1 million during the years ended December 31, 2002, 2001 and 2000, respectively.

OTHER

         USDATA has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of USDATA.

15.          OTHER ACCRUED LIABILITIES

         Other accrued liabilities were comprised of the following components at December 31, 2002 and 2001:

(in thousands)                                            2002           2001
                                                        ------        ------
Lease costs associated with vacated office space        $  129        $  129
Source code license agreements                             390            --
Taxes other than income                                    213            --
Accrued costs associated with software license
   purchases and billable services                         199            --
Professional services                                      141           110
Other accrued expenses                                     627           478
                                                        ------        ------
                                                        $1,699        $  717
                                                        ======        ======


16.      SEGMENT AND GEOGRAPHIC DATA

         We operate predominantly in one line of business: the development, marketing and supporting of component-based software products for customers requiring enterprise-wide, open systems solutions for the manufacturing and production markets. The following table presents the pertinent data relating to foreign operations:

                                      F23

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                             Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands)                            2002           2001           2000
-------------------------------        -------        -------        -------
Revenues to external customers:
    United States                      $ 2,793        $ 4,479        $ 5,230
    France                               3,000          2,852          3,235
    United Kingdom                       1,034            950          1,450
    Italy                                  621            814            802
    Germany                                517            679            481
    Canada                                 414            948            703
    Others                               1,965          2,850          4,133
                                       -------        -------        -------
                                       $10,344        $13,572        $16,034
                                       =======        =======        =======

         The basis for grouping revenues from external customers is based on the physical location of the customer. Long-lived assets, primarily property and equipment and capitalized computer software development costs, are principally located in the United States.

17.           SUBSEQUENT EVENTS

         USDATA and SCP entered into a Series C Preferred Stock Purchase Agreement dated as of January 14, 2003, pursuant to which SCP acquired on January 15, 2003, for an aggregate purchase price of $1.5 million, (1) 37,500 shares of Series C-1 Preferred; (2) a warrant to purchase 18,750 shares of Series C-2 Preferred at an initial exercise price of $40.00 per shares, subject to adjustment upon the occurrence of certain events; and (3) 619,186 shares of USDATA common stock. We received $1.486 million in cash, net of transaction costs. As of March 31, 2003, SCP beneficially owned approximately 74%, or 7,337,904 shares of our common stock

                                      F24

USDATA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

18.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

                                                       FIRST          SECOND           THIRD          FOURTH
 2002                                                 QUARTER         QUARTER         QUARTER         QUARTER
--------                                              -------         -------         -------         -------
 Revenues                                             $ 2,602         $ 2,709         $ 2,032         $ 3,001
                                                      -------         -------         -------         -------
Income (loss) from continuing operations                 (892)           (463)         (1,066)         (4,787)
Income from discontinued operation                         --              --              --              98
                                                      -------         -------         -------         -------
Net loss                                                 (892)           (463)         (1,066)         (4,689)
Dividends on preferred stock                             (684)           (684)         (2,384)           (739)
                                                      -------         -------         -------         -------
   Net loss applicable to common stockholders         $(1,576)        $(1,147)        $(3,450)        $(5,428)
                                                      =======         =======         =======         =======

Net loss per common share (Basic and Diluted):

   Loss from continuing operations                    $ (0.56)        $ (0.40)        $ (1.20)        $ (1.79)
   Income from discontinued operation                      --              --              --            0.03
                                                      -------         -------         -------         -------
Net loss per common share                             $ (0.56)        $ (0.40)        $ (1.20)        $ (1.76)
                                                      =======         =======         =======         =======
Weighted average shares outstanding:
     Basic and diluted                                  2,836           2,836           2,868           3,089
                                                      =======         =======         =======         =======

 (in thousands, except per share data)


                                                       FIRST          SECOND           THIRD          FOURTH
 2001                                                 QUARTER         QUARTER         QUARTER         QUARTER
--------                                              -------         -------         -------         -------
Revenues                                              $ 3,468         $ 3,843         $ 3,261         $ 3,000
                                                      -------         -------         -------         -------
Income (loss) from continuing operations                 (539)             31          (1,771)            212
Income from discontinued operation                         --              --             132              50
                                                      -------         -------         -------         -------
Net loss                                                 (539)             31          (1,639)            262
Dividends on preferred stock                           (8,130)           (668)         (1,330)           (684)
                                                      -------         -------         -------         -------
   Net loss applicable to common stockholders         $(8,669)        $  (637)        $(2,969)        $  (422)
                                                      =======         =======         =======         =======

Net loss per common share (Basic and Diluted):

   Loss from continuing operations                    $ (3.08)        $ (0.23)        $ (1.10)        $ (0.17)
   Income from discontinued operation                      --              --            0.05            0.03
                                                      -------         -------         -------         -------
Net loss per common share                             $ (3.08)        $ (0.23)        $ (1.05)        $ (0.14)
                                                      =======         =======         =======         =======
Weighted average shares outstanding:
     Basic and diluted                                  2,814           2,815           2,826           2,826
                                                      =======         =======         =======         =======

 (in thousands, except per share data)


                                                       FIRST          SECOND         THIRD           FOURTH
 2000                                                 QUARTER         QUARTER       QUARTER          QUARTER
--------                                              --------       --------       --------         --------
Revenues                                              $  3,545       $  3,761       $  4,275         $  4,453
                                                      --------       --------       --------         --------
Loss from continuing operations                         (2,626)        (5,321)        (3,583)          (3,386)
Loss from discontinued operations                       (4,438)        (7,254)        (5,848)         (10,784)
Loss on disposal of discontinued operation                  --             --             --           (1,193)
                                                      --------       --------       --------         --------
Net loss                                                (7,064)       (12,575)        (9,431)         (15,363)
Dividends on preferred stock                              (108)          (108)          (108)             (77)
                                                      --------       --------       --------         --------
   Net loss applicable to common stockholders         $ (7,172)      $(12,683)      $ (9,539)        $(15,440)
                                                      ========       ========       ========         ========

Net loss per common share (Basic and Diluted):
   Loss from continuing operations                    $  (1.06)      $  (1.97)      $  (1.33)        $  (1.24)
   Loss from discontinued operation                      (1.73)         (2.65)         (2.13)           (4.28)
                                                      --------       --------       --------         --------
Net loss per common share                             $  (2.79)      $  (4.62)      $  (3.46)        $  (5.52)
                                                      ========       ========       ========         ========
Weighted average shares outstanding:
     Basic and diluted                                   2,558          2,739          2,747            2,801
                                                      ========       ========       ========         ========

         Earnings per share calculations are based on the weighted average number of shares outstanding in each period; therefore, the sum of the earnings per share amounts for the quarters does not necessarily equal the year-to-date earnings per share.
                                      F25

USDATA Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000



                                        Balance at
Description                            beginning of     Charged to         Accounts        Balance at end
                                         year            expense          Written Off        of year
                                       ---------        ---------         ---------         ---------
December 31, 2002
Allowance for doubtful accounts        $ 279,000        $  (8,000)        $(189,000)        $  82,000

December 31, 2001
Allowance for doubtful accounts        $ 224,000        $  55,000         $      --         $ 279,000

December 31, 2000
Allowance for doubtful accounts        $ 453,000        $   6,000         $(235,000)        $ 224,000

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Richardson, State of Texas, on the 14th day of April, 2003.

                                                   USDATA Corporation

                                                   By: /s/ James E. Fleet
                                                       -------------------------
                                                   James E. Fleet
                                                   President, Chief Executive
                                                   Officer and Director

POWER OF ATTORNEY AND SIGNATURES

         We, the undersigned officers and directors of USDATA Corporation, hereby severally constitute and appoint James E. Fleet, as our true and lawful attorney, with full power to him singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable USDATA Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature

/s/ James E. Fleet                       President, Chief Executive
------------------------                 Officer (Principal Executive Officer),
James E. Fleet                           Secretary, Treasurer and Director          April 14, 2003

/s/ Jennifer P. Dooley                   Chief Financial Officer
------------------------                 (Principal Financial and Accounting
Jennifer P. Dooley                        Officer)                                  April 14, 2003

/s/ Yaron Eitan                          Chairman of the Board                      April 14, 2003
------------------------
Yaron Eitan

/s/ Winston J. Churchill                 Director                                   April 14, 2003
------------------------
Winston J. Churchill

/s/ James W. Dixon                       Director                                   April 14, 2003
------------------------
James W. Dixon

/s/ Randy T. Illig                       Director                                   April 14, 2003
------------------------
Randy T. Illig

                                 CERTIFICATIONS

I, James E. Fleet, certify that:

1. I have reviewed this annual report on Form 10-K of USDATA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003


                                        /s/ James E. Fleet
                                        ---------------------------------------
                                        James E. Fleet

                                        Interim Chief Executive Officer
                                        (Principal Executive Officer)

I, Jennifer P. Dooley, certify that:

1. I have reviewed this annual report on Form 10-K of USDATA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003


                                           /s/ Jennifer P. Dooley
                                           -------------------------------------
                                           Jennifer P. Dooley
                                           Chief Financial Officer (Principal
                                           Financial Officer)

(c)      EXHIBITS

         Exhibit No.       Description

             3.1   Certificate of Incorporation of USDATA, as amended.*******

             3.2   By-laws of USDATA.*

             4.1   Specimen stock certificate representing the Common Stock.***

             4.2 Specimen stock certificate representing the Preferred Stock.*********

             10.1  1982 Incentive Stock Option Plan.*##

             10.2  1992 Incentive and Nonstatutory Option Plan.*##

             10.3  1994 Equity Compensation Plan, as amended.*##

             10.4 Office Lease Agreement dated as of June 1992, by and between Carter - Crowley Properties, Inc. and USDATA.*

             10.5  Employee Stock Purchase Plan.###

             10.8 Administrative Services Agreement between Safeguard Scientifics, Inc. and USDATA.***

             10.9 First Amendment to Office Lease Agreement, dated as of June 1992 by and between Carter-Crowley Properties, Inc. and USDATA.****

             10.10 Stock Purchase Agreement, dated August 6, 1999, by and between USDATA and Safeguard Delaware, Inc.*****

             10.11 Investors' Rights Agreement, dated August 6, 1999, by and among USDATA, Safeguard Delaware, Inc. and Safeguard Scientifics, Inc.*****

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

             10.21 Exchange Agreement, dated as of September 12, 2000, by and between USDATA Corporation and SCP Private Equity Partners II, L.P.********

             10.22 Export Loan Agreement.**********

             10.23 Guaranty.**********

             10.24 First Amendment to the Series C Preferred Stock Purchase
                   Agreement.######

             10.25 Fourth Amendment to Office Lease Agreement.######

             10.26 Stock Purchase Agreement by and among SCP Private Equity
                   Partners II, L.P., Safeguard Delaware, Inc., Safeguard Scientifics (Delaware), Inc. and Safeguard 2000 Capital, L.P. dated October 1, 2002.####

             10.27 Stock Purchase Agreement by and between SCP Private Equity
                   Partners II, L.P. and Warren V. Musser dated October 1, 2002.####

             10.28 USDATA Corporation Series C-2 Preferred Stock Purchase
                   Warrant dated September 30, 2002.####

             10.29 Agreement for the Acquisition of Wizard Information Systems,
                   Limited, dated October 1, 2002 by and among USDATA Corporation and the Shareholders of Wizard Information Systems, Limited.#####

             10.30 Series C Preferred Stock Purchase Agreement, dated January
                   14, 2003, by and among USDATA Corporation and SCP Private Equity Partners II, L.P.#

             10.31 USDATA Corporation Series C-2 Preferred Stock Purchase
                   Warrant dated January 14, 2003.#

             10.32 Amendment to Second Amended and Restated Investor Rights
                   Agreement, dated January 14, 2003, by and among USDATA Corporation and SCP Private Equity Partners II, L.P.#

             21.1  Subsidiaries of the Registrant.*

             23.1  Consent of KPMG LLP.#

             23.2  Power of Attorney (included on signature page).

             99.1 Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).#

             99.2 Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).#


#        Filed herewith

## Compensatory plan or arrangement required to be filed or incorporated as an exhibit.

### Filed on April 29, 1999 as Appendix A to USDATA's Definitive Proxy Statement on Form 14A.

#### Filed on October 16, 2002 as an exhibit to USDATA's Current Report on Form 8-K.


##### Filed on October 11, 2002 as an exhibit to USDATA's Current Report on Form 8-K.

###### Filed on April 1, 2002 as an exhibit to USDATA's Annual Report on Form 10-K for the fiscal year December 31, 2001

* Filed on April 12, 1995 as an exhibit to USDATA's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.

** Filed on June 1, 1995 as an exhibit to Amendment No. 1 to USDATA's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.

*** Filed on June 15, 1995 as an exhibit to Amendment No. 2 to USDATA's Registration Statement on Form S-1 (File No. 33-91124) and incorporated by reference herein.

**** Filed on March 31, 1998 as an exhibit to USDATA's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

***** Filed on March 29, 2000 as an exhibit to USDATA's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

****** Filed on May 15, 2000 as an exhibit to USDATA's Form 10-Q for the quarterly period ended March 31, 2000.


******* Filed on August 14, 2000 as an exhibit to the USDATA's Form 10-Q for the quarterly period ended June 30, 2000.

******** Filed on November 14, 2000 as an exhibit to the USDATA's Form 10-Q for the quarterly period ended September 30, 2000.


********* Filed on March 31, 2000 as an exhibit to the USDATA's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1999.


********** Filed on March 30, 2001 as an exhibit to USDATA's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2000.