Form 10-Q
period 2003-03-31
USDATA CORP
filed 2003-05-15
CIK 943895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-Q

                                   (Mark One)
   X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

                                   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2003

                                                         Number of Shares
              Class                                        Outstanding

Common Stock, Par Value $.01 Per Share                  3,708,518 shares


Unless the context indicates otherwise, the terms "USDATA," "the Company," "we,"
                  "our," and "us" refer to USDATA Corporation.

                       USDATA CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   Number
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Unaudited Condensed Consolidated Balance
                           Sheets as of March 31, 2003 and
                           December 31, 2002                                          3

                           Unaudited Condensed Consolidated Statements
                           of Operations and Comprehensive Loss
                           for the Three Months Ended March 31, 2003
                           and 2002                                                   4

                           Unaudited Condensed Consolidated Statements
                           of Cash Flows for the Three Months Ended
                           March 31, 2003 and 2002                                    5

                           Notes to Unaudited Condensed Consolidated
                           Financial Statements                                       6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                10

         Item 3.           Quantitative and Qualitative Disclosures about
                           Market Risk                                               19

         Item 4.           Controls and Procedures                                   19

PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                          20


         Signatures                                                                  21

         Certifications                                                              22

                      USDATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             MARCH 31,      DECEMBER 31,
                                                                                                2003            2002
                                                                                             ----------     ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                                  $    1,639      $      978
  Accounts receivable, net of allowance for doubtful
    accounts of $108 and $82, respectively                                                        2,299           2,331
  Other current assets                                                                              776             582
                                                                                             ----------      ----------
    Total current assets                                                                          4,714           3,891
                                                                                             ----------      ----------
Property and equipment, net                                                                         440             510
Computer software development costs, net                                                            546           1,093
Software held for resale, net                                                                     1,131           1,313
Customer relationships, net                                                                       1,180           1,301
Other assets                                                                                         71              76
                                                                                             ----------      ----------
    Total assets                                                                             $    8,082      $    8,184
                                                                                             ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                           $      790      $      941
  Deferred revenue                                                                                1,450           1,559
  Accrued compensation and benefits                                                                 605             698
  Notes payable and current portion of long-term debt                                               801           1,327
  Other accrued liabilities                                                                       1,575           1,699
  Net liabilities of discontinued operation                                                         192             193
                                                                                             ----------      ----------
    Total current liabilities                                                                     5,413           6,417
                                                                                             ----------      ----------
Other noncurrent liabilities                                                                      1,501           1,550
Long-term debt, less current portion                                                                 91             107
                                                                                             ----------      ----------
    Total liabilities                                                                             7,005           8,074
                                                                                             ----------      ----------
Commitments and contingencies
Stockholders' equity:
  Series A cumulative convertible preferred stock, $.01 par value; liquidation preference $100 per share; 100,000 shares authorized;
    50,000 shares issued and outstanding in 2003 and 2002                                         6,467           6,368
  Series B cumulative convertible preferred stock; $.01 par value;
    liquidation preference $100 per share; 800,000 shares authorized;
    281,800 shares issued and outstanding in 2003 and 2002                                       33,660          33,096
  Series C-1 cumulative convertible preferred stock; $.01 par value;
    liquidation preference $80 per share; 125,000 shares authorized;
    112,500 shares issued and outstanding in 2003 and 75,000 shares
    issued and outstanding in 2002                                                               18,154          13,229
  Series C-2 cumulative convertible preferred stock; $.01 par value;
    liquidation preference $120 per share; 125,000 shares authorized;
    0 shares issued and outstanding in 2003 and 2002                                                 --              --
  Common stock, $.01 par value, 40,000,000 shares authorized;
    4,104,810 shares issued in 2003 and 3,485,624 shares issued in 2002                              41              35
  Additional paid-in capital                                                                      2,550           6,653
  Deferred stock compensation                                                                      (350)           (481)
  Accumulated deficit                                                                           (51,521)        (50,905)
  Treasury stock at cost, 396,292 shares in 2003 and 2002                                        (6,787)         (6,787)
  Accumulated other comprehensive loss                                                           (1,137)         (1,098)
                                                                                             ----------      ----------
    Total stockholders' equity                                                                    1,077             110
                                                                                             ----------      ----------
    Total liabilities and stockholders' equity                                               $    8,082      $    8,184
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

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                              2003             2002
                                                            ----------      ----------
Revenues:
  Product license                                           $    2,541      $    2,146
  Services                                                         621             456
                                                            ----------      ----------
Total revenues                                                   3,162           2,602
                                                            ----------      ----------
Operating expenses:
  Selling and product materials                                  1,481           1,300
  Product development                                              328             325
  General and administrative                                     1,021             683
  Depreciation and amortization                                    935             805
  Restructuring and other charges                                   --             356
                                                            ----------      ----------
Total operating expenses                                         3,765           3,469
                                                            ----------      ----------
Loss from operations                                              (603)           (867)
Interest expense                                                   (18)            (32)
Other income, net                                                    5               7
                                                            ----------      ----------
Net loss                                                          (616)           (892)
Dividends on preferred stock, preferred stock
 warrant and beneficial conversion                              (4,089)           (684)
                                                            ----------      ----------
Net loss applicable to common stockholders                  $   (4,705)     $   (1,576)
                                                            ==========      ==========
Net loss per common share:
  Basic and diluted                                         $    (1.30)     $    (0.56)
                                                            ==========      ==========

Comprehensive loss:
  Net loss                                                  $     (616)     $     (892)
  Foreign currency translation adjustment                          (39)            (17)
                                                            ----------      ----------
Comprehensive loss                                          $     (655)     $     (909)
                                                            ==========      ==========
Weighted average shares outstanding: {a}
  Basic and diluted                                              3,612           2,836
                                                            ==========      ==========

{a} As of March 31, 2003, total shares outstanding on an as converted basis was 9,981,000 shares,

See accompanying notes to unaudited condensed consolidated financial statements.

                      USDATA CORPORATION AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ------------------------------
                                                                                     2003               2002
                                                                                  ------------      ------------

Cash flows from operating activities:
Net loss                                                                          $       (616)     $       (892)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Furniture and equipment transfer in lease negotiation                                   --               135
    Depreciation and amortization                                                          935               805
    Non-cash stock compensation                                                            157                --
    Exchange of source code for note payable (see Note 3)                                 (512)               --
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                              32               630
      Other assets, net                                                                    (86)              (92)
      Accounts payable and other accrued liabilities                                      (296)              100
      Accrued compensation and benefits                                                    (93)              (47)
      Deferred revenue                                                                    (109)              (23)
                                                                                  ------------      ------------
      Net cash provided by (used in) continuing operations                                (588)              616
      Net cash used in discontinued operations                                              --               (26)
                                                                                  ------------      ------------
      Net cash provided by (used in) operating activities                                 (588)              590
                                                                                  ------------      ------------
Cash flows from investing activities:
    Capital expenditures                                                                   (14)              (11)
    Capitalized software development costs                                                  --              (251)
                                                                                  ------------      ------------
      Net cash used in investing activities                                                (14)             (262)
                                                                                  ------------      ------------
Cash flows from financing activities:
    Proceeds from issuance of preferred and common stock, net                            1,466                11
    Other borrowings                                                                        --               138
    Payments on revolving line of credit and debt                                         (203)             (655)
                                                                                  ------------      ------------
      Net cash provided by (used in) financing activities                                1,263              (506)
                                                                                  ------------      ------------
Net increase (decrease) in cash and cash equivalents                                       661              (178)
Cash and cash equivalents, beginning of period                                             978             1,844
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                          $      1,639      $      1,666
                                                                                  ============      ============

Supplemental disclosures of non-cash operating, investing and financing activities:
    Exchange of source code for note payable (see Note 3)                         $       (512)
    Accrued liability related to software held for resale                         $         --      $        900
    Furniture and equipment transfer in lease negotiation                         $         --      $        135
                                                                                  ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

USDATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements of USDATA and our subsidiaries for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by USDATA were disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of our management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring adjustments, necessary to present fairly our consolidated financial position at March 31, 2003 and the consolidated results of our operations and comprehensive loss, and cash flows for the three month periods ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain prior period balances have been reclassified to conform to the current year presentation.

         Based upon anticipated levels of operations, we anticipate that our ongoing working capital requirements will continue to be funded through internally generated funds, our net borrowings from our working capital line of credit and the $1.5 million equity financing we received on January 15, 2003. We anticipate that such sources of funds will be sufficient to satisfy our operating and debt service cash needs throughout 2003 and for the foreseeable future; however there can be no assurance that these funds will be sufficient. Our working capital line of credit requires us to maintain compliance with certain financial covenants each quarter. Certain of these covenants require us to maintain increasingly higher amounts of earnings before interest, taxes, depreciation and amortization ("EBITDA") and tangible net worth during 2003. In order to meet such requirements throughout 2003, we will be required to achieve sales levels, which are above those that have currently been attained. There is no assurance we will be able to reach such sales levels and maintain compliance with the financial covenants contained in the working capital line of credit. Based on the conditional financing arrangements of our working capital line of credit, there can be no assurance we will be able to obtain any additional funding on acceptable terms, if at all. In the event of a default under our working capital line and in the event the lending bank does not waive the default, our operations could be materially adversely affected. In that event, we would be required to delay or abandon certain operating activities and capital expenditures, which would further adversely affect our operations.

STOCK BASED COMPENSATION

         We apply the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, in accounting for stock options and other stock based awards under our stock option plan. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the USDATA 1994 Equity Compensation Plan. Pro forma net income and earnings per share disclosures as if we recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and are as follows for the three month periods ended March 31, 2003 and 2002:


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
(in thousands, except per share data)                                               2003                2002
                                                                                 ------------      ------------
Net loss:
  As reported                                                                    $     (4,705)     $     (1,576)
  Stock-based employee compensation cost included in reported net income,
    net of related tax effects                                                             33                --
  Total stock-based employee compensation expense determined under fair
    value-based method for all awards, net of related tax effects                        (133)             (150)
                                                                                 ------------      ------------
Proforma net loss                                                                $     (4,805)     $     (1,726)
                                                                                 ============      ============
Basic and diluted net loss per common share
  As reported                                                                    $      (1.30)     $      (0.56)
  Pro forma                                                                      $      (1.33)     $      (0.61)
                                                                                 ============      ============

USDATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted this statement on January 1, 2003. The adoption of SFAS No. 143 did not have any material effect on our consolidated results of operations or financial position.

         June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We adopted this statement on January 1, 2003. The adoption of this statement did not have a material effect on our consolidated results of operations or financial position.

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

         Options to purchase 244,608 and 445,180 shares of common stock for 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as their inclusion would be antidilutive. The computation of diluted earnings per share of common stock also excludes common shares that would be issued upon conversion of outstanding shares of Series A, B and C-1 Preferred Stock convertible into an aggregate of 3,701,626 shares and 2,326,105 shares of common stock for 2003 and 2002, respectively. In addition, warrants to purchase Series C-1 Preferred Stock and Series C-2 Preferred Stock, which are convertible into an aggregate of 2,197,500 shares of common stock for 2003 and 1,500,000 shares of common stock for 2002 and warrants to purchase 293,902 shares of common stock were not included in the computation of diluted earnings per share as their inclusion would be antidilutive.

USDATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       NOTES PAYABLE AND CURRENT PORTION OF LONG-TERM DEBT

         We maintain a revolving credit facility with JPMorgan Chase Bank (the "Lending Bank") to provide us with working capital assistance relating to timing of our cash flow (the "Credit Facility). The Credit Facility originated on January 15, 2001 and on January 15, 2002, it was amended to extend the Credit Facility to January 31, 2003 and increase the commitment fee from 1.0% to 1.5% per annum on the total commitment of up to $3.0 million. Effective January 31, 2003, we renewed the Credit Facility through January 31, 2004, increased the interest rate to the prime rate plus 3.0% and increased the commitment fee from 1.5% to 2.0% per annum on the total commitment of up to $3.0 million. At March 31, 2003, the interest rate was 5.75%. The Credit Facility is collateralized by certain of our foreign accounts receivable, and is guaranteed by Export-Import Bank of the United States ("EXIM Bank"). EXIM Bank guarantees 90% of the principal and interest. At March 31, 2003 and December 31, 2002, $622,000 and $663,000, respectively, was borrowed under the Credit Facility and is included in current liabilities. Based on the qualifying borrowing base arrangement, total remaining availability at March 31, 2003 and December 31, 2002 was $88,000 and $97,000, respectively. Due to the nature of the qualifying borrowing base arrangement, our borrowing capability varies each month depending on billings and cash collections.

         In December 2000, we entered into a development and commercialization agreement with an OEM and one of our customers. On May 11, 2001, the agreement was amended to include a loan agreement ("Loan") between a wholly-owned subsidiary of USDATA and the OEM in connection with a coordinated development program to co-develop what was to be the next major release of our software product FactoryLink(R), or S2K. During 2001, the OEM advanced to USDATA $467,500 in three separate advances. The Loan bears interest at 10.5% per annum and is repayable in eight equal quarterly installments of principal and interest with the first installment due on April 15, 2002. In October 2002, we contacted the OEM and requested delaying the loan payments, as a result of their significantly lower than forecasted purchases from USDATA. A key provision of the development and commercialization agreement was that our software products were to be a preferred solution of the OEM and that they were to actively promote and sell our software products. On March 17, 2003, we entered into an amendment to the development and commercialization agreement, whereby USDATA granted to the OEM a license to the S2K source code as it existed on that date in satisfaction of the $446,000 outstanding balance of the Loan, accrued interest of $33,000 and accrued royalties of $61,000, partially offset by satisfaction of the $14,000 outstanding accounts receivable from the OEM, in exchange for the source code. USDATA retains the intellectual property rights to the existing S2K software product. In addition, we have an obligation to provide 192 hours of support over the next twelve months. The net settlement of $526,000 less $14,000 deferred revenue related to our support obligation is included in software license revenue for the three-month period ended March 31, 2003.

4.       SERIES C PREFERRED STOCK PURCHASE AGREEMENT

         On January 14, 2003, we entered into a Series C Preferred Stock Purchase Agreement with SCP Private Equity Partners II, L.P. ("SCP"), pursuant to which SCP acquired on January 15, 2003, for an aggregate purchase price of $1.5 million, (1) 37,500 shares of Series C-1 Preferred; (2) a warrant to purchase 18,750 shares of Series C-2 Preferred at an initial exercise price of $40.00 per shares, subject to adjustment upon the occurrence of certain events; and (3) 619,186 shares of USDATA common stock. We received $1.5 million in cash, net of transaction costs. As of March 31, 2003, SCP beneficially owned approximately 74% of our common stock.

5.       NON-CASH STOCK COMPENSATION

         We entered into an agreement with Phoenix Management Services, Inc. ("Phoenix") on October 24, 2002 to provide us with an interim chief executive officer at a fixed fee of $35,000 per month and performance incentives comprised of warrants to purchase 5,000 shares of our Series C-1 Preferred Stock ("Series C-1 Preferred") and 5,000 shares of our Series C-2 Preferred Stock ("Series C-2 Preferred") at an exercise price of $40.00 per share.

USDATA CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         As long as Phoenix's engagement has not been terminated prior to the following dates, the warrants are deemed earned according to the following schedule: 1) 1,500 C-1 shares on January 15, 2003, 2) 1,500 C-1 shares and 2,500 C-2 shares on February 1, 2003, and 3) 2,000 C-1 shares and 2,500 C-2 shares on May 1, 2003. The warrants are exercisable for 10 years. We have recorded $113,000 of non-cash stock compensation during the three months ended March 31, 2003 related to these warrants. The compensation cost represents the fair value of warrants earned during the period determined using a Black Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 150%, risk free interest rates of 3.96% to 4.01%, and contractual lives of 10 years.

         Non-cash stock compensation also includes $33,000 during the three months ended March 31, 2003 related to retention shares and performance shares granted in connection with the October 1, 2002 acquisition of Wizard Information Systems Limited.

6.       NASDAQ COMPLIANCE NOTICES

         On November 12, 2002, we received a notice from The Nasdaq SmallCap Market ("Nasdaq") that for the then last 30 consecutive trading days, the price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 days, or until May 12, 2003, to regain compliance. As of May 12, 2003, the bid price of our common stock had not closed at $1.00 per share or more; therefore, we have not regained compliance with Marketplace Rule 4310(c)(8)(D).

         On April 21, 2003, we received a letter from Nasdaq notifying us that we do not comply with Marketplace Rule 4310(c)(2)(B) the ("Rule"), which requires companies listed on Nasdaq to have a minimum of $2.5 million in stockholders' equity, or $35.0 million market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Based on our Annual Report on Form 10K for the year ended December 31, 2002, we did not meet any of the three requirements under the Rule.

         Based on not meeting the minimum $1.00 per share requirement for continued listing and based on not meeting the minimum requirements under the Rule described above, we expect to get written notification in the second quarter of 2003 and we expect our securities will be delisted from Nasdaq. Trading of our stock will then be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirement or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result it could be more difficult to sell, or obtain an accurate quotation as to the price of our common stock.

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

         Xfactory(R) is a product knowledge and control solution designed to capture and communicate real-time manufacturing data from the shop floor to the people and systems who need it, when they need it. The information is intended to help customers make better-informed decisions and reduce manufacturing costs and lead times. Xfactory(R) is designed to track all aspects of discrete manufacturing production - maintaining historically accurate records as well as real-time information of the production process, defect tracking, and complete product genealogy. Xfactory(R) is intended to benefit manufacturing customers by reducing work in progress, lowering cost of errors, and lowering cost of compliance with government regulations, while limiting the amount of rework and increasing product revenue. In November 2001, we announced our worldwide release of the newest version of Xfactory(R). Xfactory(R) 2.0 is intended to enhance real-time visibility and decision-making, performance monitoring, analysis and reporting and data management.

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

         Revenues have been generated primarily from licenses of our FactoryLink(R) and Xfactory(R) software and secondarily from technical support and service agreements, training classes and product related services. The support and service agreements are generally one-year, renewable contracts entitling a customer to certain software upgrades and technical support. Revenue from services represented approximately 20% and 18% of revenues during the three months ended March 31, 2003 and 2002, respectively.

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

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 regarding revenues, margins, operating expenses, earnings, growth rates and certain business trends that are subject to risks and uncertainties that could cause actual results to differ materially from the results described herein. Specifically, the ability to grow product and service revenues may not continue and we may not be successful in developing new products, product enhancements or services on a timely basis or in a manner that satisfies customers' needs or achieves market acceptance. Other factors that could cause actual results to differ materially are: competitive pricing and supply, market acceptance and success for service offerings, short-term interest rate fluctuations, general economic conditions, employee turnover, possible future litigation, and related uncertainties on future revenue and earnings as well as the risks and uncertainties set forth from time to time in our other public reports and filings and public statements. Recipients of this document are cautioned to consider these risks and uncertainties and to not place undue reliance on these forward-looking statements. See "Business" in Part I, Item 1 of our Annual Report on Form 10-K for the period ended December 31, 2002 for a discussion of other important factors that could affect the validity of any such forward-looking statement. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

         The following table presents selected financial information relating to our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes included herein. The table sets forth, for the periods indicated, our statement of operations as a percentage of revenues.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                     -------------------------------
                                                         2003               2002
                                                     ------------       ------------

Revenues:
  Product license                                              80%                82%
  Services                                                     20%                18%
                                                     ------------       ------------
Total revenues                                                100%               100%
                                                     ------------       ------------
Operating expenses:
  Selling and product materials                                47%                50%
  Product development                                          10%                12%
  General and administrative                                   32%                26%
  Depreciation and amortization                                30%                31%
  Restructuring and other charges                               0%                14%
                                                     ------------       ------------
Total operating expenses                                      119%               133%
                                                     ------------       ------------
Loss from operations                                          (19)%              (33)%
Interest expense                                                0%                (1)%
Other income, net                                               0%                 0%
                                                     ------------       ------------
Net loss                                                      (19)%              (34)%
Dividends on prefered stock, preferred stock
  warrant and beneficial conversion                          (129)%              (26)%
                                                     ------------       ------------
Net loss applicable to common stockholders                   (148)%              (60)%
                                                     ============       ============

Comparison of Three Months Ended March 31, 2003 and 2002

         Total revenues for the three months ended March 31, 2003 were $3.2 million, an increase of $560,000 when compared to $2.6 million in revenues for the same period in 2002. Product license revenue was $2.5 million and services revenue was $621,000. Wizard Information Systems, Inc. ("Wizard"), our distributor acquired on October 1, 2002, contributed $559,000 to product license revenue and $288,000 to services revenue during the first quarter of 2003. Included in product license revenue for the three months ended March 31, 2003 was $512,000 related to granting a source code license to an OEM in satisfaction of a loan, accrued interest and accrued royalties owed to the OEM. See Note 3 in the Unaudited Notes to Condensed Consolidated Financial Statements for details. Product license revenue excluding the source code license grant was $2.0 million, a $117,000 decrease when compared to $2.1 million for the three months ended March 31, 2002.

         Selling and product materials expenses for the three months ended March 31, 2003 were $1.5 million, an increase of $181,000 when compared to $1.3 million for the same period in 2002. The increase is due to $459,000 in selling and product materials expenses from Wizard offset by an $87,000 decrease in sales expenses and a $191,000 decrease in variable cost of sales. The decrease in variable cost of sales is primarily attributed to the two source code license agreements entered into by USDATA in the first and second quarters of 2002, which eliminated the royalty expense related to these source code purchases. Selling and product materials expenses as a percentage of revenues decreased to 47% for the three months ended March 31, 2003 from 50% for the same period in 2002.

         Product development expenses for the three months ended March 31, 2003, net of amounts capitalized, were $328,000 compared to $325,000 for the same period in 2002. Product development expenses consist primarily of labor costs. We did not capitalize product development costs during the first quarter of 2003, as there were no projects in development for the three months ended March 31, 2003 that had progressed to the stage of technological feasibility. We capitalized $251,000 of development costs during the first quarter of 2002 primarily related to product development cost for SCADA2Knowledge ("S2K"). During the fourth quarter of 2002, we determined that the carrying amount of the capitalized software developments costs for S2K were not recoverable, and as a result, we wrote off the entire balance of $3.3 million in December 2002. Net product development expenses as a percentage of revenues decreased to 10% for the three months ended March 31, 2003 from 12% for the same period in 2002. Gross product development expenses as a percentage of revenues decreased to 10% for the three months ended March 31, 2003 from 22% for the same period in 2002.

         General and administrative expenses for the three months ended March 31, 2003 were $1.0 million, an increase of $338,000 when compared to $683,000 for the same period in 2002. The increase in general and administrative expenses is primarily due to including $163,000 in general and administrative expenses from Wizard and due to including non-cash stock compensation expense of $33,000 in connection with the acquisition of Wizard and $113,000 in connection with the engagement of Phoenix Management Services, Inc. ("Phoenix"). See below for a complete description of the non-cash stock compensation expenses. General and administrative expenses as a percentage of revenues increased to 32% for the three months ended March 31, 2003 from 26% for the same period in 2002.

           In connection with the acquisition of Wizard the sellers are entitled to receive additional common stock and Series B Preferred Stock as follows: (i) a maximum of 257,544 shares of unregistered USDATA common stock and 19,600 shares of Series B Preferred ("Performance Shares") contingent upon Wizard achieving a certain target gross revenue level by March 31, 2003, and (ii) a maximum of 257,544 shares of USDATA common stock and 19,600 shares of Series B Preferred ("Retention Shares") contingent upon continued employment with Wizard for three years, under the terms and conditions of an Executive Service Agreement entered into by and among Wizard and the Sellers. The Performance Shares and Retention Shares, if earned, shall be granted in equal installments on each of the first three anniversaries of the Completion Date; and, to the extent not yet granted, shall be forfeited in the event that the Seller's employment with USDATA terminates as set forth in the Acquisition Agreement. The Performance Shares and Retention Shares, if earned, will be recognized as non-cash compensation expense in our statement of operations. We recorded $33,000 in non-cash stock compensation in connection with the earned portion of the Retention Shares and Performance shares during the three months ended March 31, 2003.

         Effective October 29, 2002, our board of directors appointed an interim president and chief executive officer for USDATA to serve until such time as a permanent president and chief executive officer is selected. Our interim president and chief executive officer is with Phoenix, an operationally focused turnaround management firm headquartered in Philadelphia, Pennsylvania. Pursuant to an engagement letter between Phoenix and USDATA, Phoenix shall receive $35,000 per month, plus expenses. In addition, Phoenix shall be granted warrants to purchase up to 5,000 shares of our Series C-1 Preferred Stock and 5,000 shares of our Series C-2 Preferred Stock, all of which were be granted by May 1, 2003. In February 2003, we issued warrants to purchase 3,000 shares of Series C-1 Preferred Stock and 2,500 shares of Series C-2 Preferred Stock (see Note 5 in the Notes to the Unaudited Condensed Consolidated Financial Statements. Warrants to purchase the remaining 2,000 shares of Series C-1 Preferred Stock and 2,500 shares of Series C-2 Preferred Stock were issued on May 1, 2003. We recorded $113,000 in non-cash compensation expense in connection with the earned portion of the warrants for the three months ended March 31, 2003.

         Depreciation and amortization expenses for the three months ended March 31, 2003 were $935,000, an increase of $130,000 when compared to $805,000 for the same period in 2002. The increase is due to 2003 including $120,000 amortization expense for customer relationships in connection with the acquisition of Wizard and a $112,000 increase in amortization expense related to the two source code license agreements entered into by USDATA in the first and second quarters of 2002. This is offset by a $102,000 decrease in depreciation expense due to computer equipment being fully depreciated.

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

         As a result of the factors discussed above, we recorded a loss from operations of $603,000 for the three months ended March 31, 2003, compared to a loss from operations of $867,000 for the same period in 2002.

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

         In determining the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the receivable portfolio, customer payment trends, financial condition of the customer, economic conditions in the customer's country and industry conditions. For the three years ended December 31, 2002, we did not experience significant charges to bad debt expense; however, there can be no assurance that this trend will continue. Actual amounts could differ significantly from management's estimates. The allowance for doubtful accounts at March 31, 2003 was $108,000 or approximately 4% of total accounts receivable.

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

LIQUIDITY AND CAPITAL RESOURCES

         We used $588,000 in cash from our operating activities for the three months ended March 31, 2003 compared to our operating activities providing $590,000 in cash for the same period in 2002. For the three months ended March 31, 2003, our net loss was $616,000, accounts payable and other accrued liabilities decreased $296,000, accrued compensation decreased $93,000, deferred revenue decreased $109,000 and other assets decreased $86,000. In addition, we reduced cash from operating activities by the $512,000 in non-cash stock compensation. This is offset by a $32,000 decrease in accounts receivable and adding back $935,000 in depreciation and amortization and $157,000 in non-cash stock compensation. Contributing to cash provided by operations during the first quarter of 2002 was a $630,000 decrease in accounts receivable and a $100,000 increase in accounts payable, partially offset by a $92,000 decrease in other assets and $26,000 net cash used in discontinued operations

         Net cash used in investing activities was $14,000 for the three months ended March 31, 2003 compared to using $262,000 for the same period in 2002. The decrease in cash used in investing activities is primarily attributed to a $251,000 decrease in capitalized software development costs.

         Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2003, compared to net cash used in financing activities of $506,000 for the same period in 2002. During 2003, we received $1.5 million in net proceeds related to issuing 37,500 shares of our Series C-1 Preferred to SCP Private Equity Partners II, L.P. ("SCP") on January 15, 2003. In addition, we paid $203,000 related to our debt obligations, of which $41,000 was for our working capital line of credit. Contributing to cash used in financing activities during 2002 was $655,000 in cash payments for our debt obligations, of which $333,000 related to our working capital line of credit, partially offset by other borrowing of $138,000 and $11,000 in proceeds from issuance of our common stock.

         Our working capital requirements over the past 15 months have been funded through internally generated funds, net borrowings under our $3.0 million working capital line of credit and our equity financings from SCP. The details of these financing arrangements are described below.

Equity Financings

         On March 8, 2002, USDATA and SCP entered into a First Amendment to the Series C Preferred Stock Purchase Agreement (the "Agreement") dated March 30, 2001. The Agreement extended the period in which USDATA could exercise its right to sell the remaining 21,250 shares of Series C-1 Preferred Stock ("Series C-1 Preferred") to December 31, 2002, deleted the specified monthly target provisions and provided for additional warrant coverage equal to 50% of the remaining Option Stock, or 10,625 shares. All other terms of the original Series C Preferred Stock Purchase Agreement were unchanged. The Agreement was unanimously approved by the disinterested members of our Board of Directors on March 8, 2002.

         On September 30, 2002, we exercised our right to sell the remaining 21,250 shares to SCP. We received $809,867 in cash, net of transaction costs, in exchange for the shares. In accordance with the Agreement, we issued a warrant to SCP granting them the right to purchase up to 10,625 shares of Series C-2 Preferred at a purchase price of $40 per share. Currently, SCP has the right to purchase a total of 104,375 shares of our Series C-2 Preferred at a purchase price of $40 per share.

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

         For the three and fifteen months ended March 31, 2003, we have received $1.5 million and $2.3 million in cash, net of transaction costs, in total equity financing proceeds.

         As of March 31, 2003, we have issued 50,000 shares of our Series A Preferred with a liquidation preference of $100 per share, plus cumulative dividends; 281,800 shares of our Series B Preferred with a liquidation preference of $100 per share, plus cumulative dividends; 112,500 shares of our Series C-1 Preferred with a liquidation preference of $80 per share, plus cumulative dividends; and four warrants for the purchase of 106,875 shares of our Series C-2 Preferred with a liquidation preference of $120 per share, plus cumulative dividends.

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

Debt Financings

         We maintain a revolving credit facility with JPMorgan Chase Bank (the "Lending Bank") to provide us with working capital assistance relating to timing of our cash flow (the "Credit Facility). The Credit Facility originated on January 15, 2001 and on January 15, 2002, it was amended to extend the Credit Facility to January 31, 2003 and increase the commitment fee from 1.0% to 1.5% per annum on the total commitment of up to $3.0 million. Effective January 31, 2003, we renewed the Credit Facility through January 31, 2004, increased the interest rate to the prime rate plus 3.0% and increased the commitment fee from 1.5% to 2.0% per annum on the total commitment of up to $3.0 million. At March 31, 2003, the interest rate was 5.75%. The Credit Facility is collateralized by certain of our foreign accounts receivable, and is guaranteed by Export-Import Bank of the United States ("EXIM Bank"). EXIM Bank guarantees 90% of the principal and interest. At March 31, 2003 and December 31, 2002, $622,000 and $663,000, respectively, was borrowed under the Credit Facility and is included in current liabilities. Based on the qualifying borrowing base arrangement, total remaining availability at March 31, 2003 and December 31, 2002 was $88,000 and $97,000, respectively. Due to the nature of the qualifying borrowing base arrangement, our borrowing capability varies each month depending on billings and cash collections.

         The EBITDA and tangible net worth covenants to be met for the first, second, third and fourth quarters of 2003, respectively, are as follows: (a) EBITDA - ($564) thousand, ($50) thousand, ($25) thousand and $1.3 million; and
(b) tangible net worth - ($3.4) million, ($3.7) million, ($3.9) million and ($2.5) million. We met both covenants during the first quarter of 2003.

         The following table summarizes our contractual obligations related to debt, capital leases and operating leases at March 31, 2003:

(in thousands)                                            Commitment Per Period
                                        -------------------------------------------------------------
                                         Total         2003         2004         2005      Thereafter
                                        --------     --------     --------     --------    ----------
Working capital line of credit          $    622     $    622     $     --     $     --     $     --
Long-term debt and other debt                116          116           --           --           --
Capital leases                               153           46           64           43           --
Operating leases                           6,974          684          922          938        4,430
                                        --------     --------     --------     --------     --------
                                        $  7,865     $  1,468     $    986     $    981     $  4,430
                                        ========     ========     ========     ========     ========

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

International Operations

         Our international revenues represented approximately 81% of our total revenue for the three months ended March 31, 2003. Revenues from these international operations are subject to various political and economic risks including, but not limited to, the following: political instability; economic instability; currency controls; currency devaluations; exchange rate fluctuations; potentially unstable channels of distribution; increased credit risks; export control laws that might limit the markets we can enter; inflation; changes in laws related to foreign ownership of businesses abroad; foreign tax laws; trade disputes among nations; changes in cost of capital; changes in import/export regulations, including enforcement policies; "gray market" resales; tariffs and freight rates. Such risks and other factors beyond our control in any nation where we conduct business could have a material adverse effect on our operations. For the three months ended March 31, 2003, international revenues were primarily derived from France for $583,000, United Kingdom for 822,000, Italy for 80,000, Germany for $133,000, and Canada for $186,000.

NASDAQ COMPLIANCE NOTICES

         On November 12, 2002, we received a notice from The Nasdaq SmallCap Market ("Nasdaq") that for the then last 30 consecutive trading days, the price of our common stock had closed below the minimum

$1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 days, or until May 12, 2003, to regain compliance. As of May 12, 2003, the bid price of our common stock had not closed at $1.00 per share or more; therefore, we have not regained compliance with Marketplace Rule 4310(c)(8)(D).

         On April 21, 2003, we received a letter from Nasdaq notifying us that we do not comply with Marketplace Rule 4310(c)(2)(B) the ("Rule"), which requires companies listed on Nasdaq to have a minimum of $2.5 million in stockholders' equity, or $35.0 million market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Based on our Annual Report on Form 10K for the year ended December 31, 2002, we did not meet any of the three requirements under the Rule.

         Based on not meeting the minimum $1.00 per share requirement for continued listing and based on not meeting the minimum requirements under the Rule described above, we expect to get written notification in the second quarter of 2003 and we expect our securities will be delisted from Nasdaq. Trading of our stock will then be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirement or in quotations published by the National Quotation Bureau, Inc. that are commonly referred to as the "pink sheets". As a result it could be more difficult to sell, or obtain an accurate quotation as to the price of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk associated with changes in interest rates relates to our variable rate bank note payable of $44,000 and our working capital line of credit of $622,000. Interest rate risk is estimated as the potential impact on our results of operations or financial position due to a hypothetical change of 50 basis points in quoted market prices. This hypothetical change would not have a material effect on our results of operations and financial position.

         A significant portion of our revenues is derived from foreign operations (approximately 81% for the three months ended March 31, 2003). We primarily invoice and collect in U.S. dollars; therefore, we are not exposed to any significant market risk relating to currency rates.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this quarterly report on Form 10Q for the period ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes in our internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits (filed as part of this report).

                  99.1 Certificate of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certificate of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  On March 28, 2003, we filed a current report on Form 8-K to announce our operating results for the fourth quarter and year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   USDATA CORPORATION




Date:  May 15, 2003                /s/ James E. Fleet
                                   --------------------------------------------
                                   James E. Fleet
                                   Interim President, Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)


Date:  May 15, 2003                /s/ Jennifer P. Dooley
                                   --------------------------------------------
                                   Jennifer P. Dooley
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

Date: May 15, 2003


                                      /s/ James E. Fleet
                                      ------------------------------------------
                                      James E. Fleet
                                      Interim Chief Executive Officer (Principal
                                      Executive Officer)

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

Date: May 15, 2003


                                              /s/ Jennifer P. Dooley
                                              ---------------------------------
                                              Jennifer P. Dooley
                                              Chief Financial Officer (Principal
                                              Financial Officer)

EXHIBIT INDEX



99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.